Form 10-K
period 2021-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2021-09-29
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-40511

MOVING IMAGE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1836381
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

17760 Newhope Street Fountain Valley, California	92075
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code     (714) 751-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	MITQ	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on July 12, 2021 as reported by the NYSE American LLC on such date was approximately $65.4 million. The registrant has elected to use July 12, 2021, which was the closing date of its initial public offering of common stock, as the calculation date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was not a publicly traded company. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of September 13, 2021, there were 10,636,278 of the registrant’s common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless the context otherwise requires, we use the terms “MiT”, “Company”, “we”, “us” and “our” in this Annual Report on Form 10-K (“Report”) to refer to Moving iMage Technologies, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Moving iMage Technologies LLC and MiT Acquisition Co, LLC dba Caddy Products.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. The forward-looking statements are contained principally in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, competitive position, business environment, and potential growth opportunities. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors” and elsewhere in this Report. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Report. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Report. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward- looking statements, even if new information becomes available in the future. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 1.	BUSINESS

Corporate Overview

The Company was incorporated in June 2020 initially named MiT Acquisition Corporation, which was changed to Moving iMage Technologies, Inc. in September 2020. In connection with our initial public offering, in July 2021, the holders of Moving iMage Technologies, LLC exchanged their interests for shares of the Company resulting in Moving iMage Technologies, LLC to become the Company’s wholly-owned subsidiary. Moving iMage Technologies, LLC, commenced operations in September 2003, and its wholly-owned subsidiary, MiT Acquisition Co., LLC, acquired all of the assets of Caddy Products in July 2019.

The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.movingimagetech.com. The Company includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this Report. Copies of these reports are also available, without charge, by contacting Moving iMage Technologies, Inc. located at 17760 Newhope Street, Fountain Valley, CA 92705. Our telephone number is (714) 751-7998.

Description of Business

We are a digital cinema company who designs, manufactures, integrates, installs and distributes a full suite of proprietary and custom designed equipment as well as other off the shelf cinema products needed for contemporary cinema requirements. We also offer single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. We offer a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theater management. We also provide turnkey furniture, fixture and equipment services, or FF&E, to commercial cinema exhibitors for new construction and remodels, including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

MiT’s products and services focus on the integration needs associated with the building, modernization and equipping of high quality motion picture exhibition theaters. We provide purpose-built products for digital cinema, 3D, pre-show/alternative content and a variety of entertainment and educational applications. As a hybrid manufacturer and reseller, MiT offers turnkey custom solutions for a variety of applications. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers, and can participate in every phase of the process from conceptual design and development to production on mostly any scale. MiT personnel have designed, specified and installed thousands of commercial cinemas, post production, screening and high-end residential rooms.

Through its wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA “Caddy Products”), the Company designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Industry and Revenue Drivers

Our Industry

Trends

While the movie industry continues to face pressure from digital streaming, prestige TV and video games competing for people’s attention, 2019 reported the second highest box office ever at $11.4 billion. 2022/2023 is set up to offer a broader and more diverse slate; more tentpoles from wider range of distributors. The National Association of Theatre Owners (NATO) reported that despite the focus on the share of the top 10 movies in 2019, movies grossing over $100 million actually accounted for the same share of the total box office in 2019 as in 2018 (63.8% v 63.9%). More significantly, titles grossing under $100 million accounted for essentially the same revenue at the box office in 2019 as in 2018 ($4.41 billion vs $4.43 billion). These are the exact type of movies that streaming is said to be harming the industry. (source www.natoonline.org) There has also been significant push back from the creative communities in 2020/2021 to have their movies released to cinemas first, resulting in 30-45 day exclusive windows for new releases in late 2021.

Convenient and Affordable Form of Out-Of-Home Entertainment.   Movie going continues to be one of the most affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $9.16 in 2019. Movie theaters continue to draw more people than all theme parks and major U.S. sports combined according to the Motion Picture Association of America.

Increased Importance and Growth of International Markets.   International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for approximately 71% of 2016 total worldwide box office revenues according to the Motion Picture Association of America.

Introduction of New Platforms and Product Offerings that Enhance the Movie-Going Experience.   The motion picture exhibition industry continues to develop new movie theater platforms and concepts to respond to varying and changing consumer preferences and to continue to differentiate the movie-going experience from watching a movie at home. In addition to changing the overall style of, and amenities offered in, some theaters, concession product offerings have continued to expand to more than just traditional popcorn and candy items. Many locations now offer hot foods, alcohol offerings and/or healthier snack options for guests. Luxury seats are offered in many locations, further enhancing the movie viewing experience. New technologies like motion seats, immersive sound and virtual reality are also being offered for in-theater enjoyment in some locations.

New Theater Construction.   According to the National Association of Theatre Owners, the number of U.S. movie screens increased from 40,827 in 2018 to 41,172 in 2019. MiT is providing turnkey Furniture, Fixtures and Equipment (“FF&E”) services to under construction movie theaters in the United States opening 140 of such new screens in the United States, or 23.7% of the net increase. These services consist of design, consulting, installation and project management as well as procurement of all items necessary to bring a new or remodel project to completion, including audio, projection, servers, operations software, screens, masking, curtains, drapes, acoustical wall treatments, seating and concession equipment.

Existing Theaters — Upgrades and Refurbishing.   Upgrade and refurbishing opportunities consist of three segments:

Seating, equipment and operations upgrades.   Movie theaters have a long history of offering amenities to lure people out of their homes and into the cinemas. Demand for our FF&E services and product offerings are driven in part by exhibitors investing in innovation. There is demand for our FF&E and product offerings for refurbishing and upgrading locations with recliner seats, immersive audio and operations enhancements. An example of serving this market is our distribution agreement for sales of the Digital Cinema Implementation Partners’ (DCIP) enterprise suite of easy-to-use software tools that help a cinema owner track, monitor, and efficiently manage equipment, theaters and presentation quality in one centralized platform. DCIP is jointly owned by AMC, Regal (Cineworld), and Cinemark.

Projection upgrades.   According to the Motion Picture Association of America, at the end of 2017 there were 43,216 screens in the United States and Canada and more than 120,000 elsewhere around the globe, and 96% of the world’s cinema screens are digitized; the conversion to digital cinema began in 2006. According to Film Journal International, (i) the first machines into the market were Series 1 projectors for Digital Light Processing (“DLP”) licensees, (ii) some 20,000 projectors of all brands were installed before Series 2 machines came on the market in mid-2010 and (iii) the assumption for a projector’s life span is 10 years. We estimate that approximately 3,100 Series 1 projectors will need to be replaced in the next four years as obsolescence sets in and upgrades become the new normal to stay competitive.

Laser projectors.   These projectors are a significant upgrade over existing lamp-based digital projectors, offering a wider color gamut, which provides substantially more vivid colors, plus substantially brighter images. We believe that 3D movies have largely fallen out of favor in the U.S. largely because of dim images, but the higher brightness of lasers, especially RGB laser projectors, makes 3D images bright and alive, giving 3D movies a welcome boost, especially overseas where 3D remains very popular. While lasers are quite a bit more expensive, they last as much as 20 times longer than lamps, paying for themselves in lamp cost savings. By eliminating the lamp, there are significant power savings and less maintenance costs.

Caddy Product. The Stadium and Arena industry has begun the regain momentum with reopening of the facilities to fans across the country. In addition, the influx of government grant funds are being received by cinemas resulting in additional MiT sales.

Products, Enterprise Software Solutions and Technical Services

Products

We offer a wide spectrum of premier audio-visual products, in-house designed and assembled sub-systems, and accessories which, when coupled with the cinema projector and server, can fully outfit and automate a cinema. We also offer solutions to enhance operations, including enterprise and operations software solutions and technical services and related equipment for maintenance and monitoring of existing systems. We offer the theater exhibition industry a single source for the design and installation of the complete new theater.

Projectors — Through distribution agreements with NEC and Barco, MiT offers a full range of DCI compliant digital cinema projectors to accommodate any screen size or application. We are a Master Reseller of NEC digital cinema products as well as a reseller of Barco digital cinema products, in the Americas. NEC and Barco are two of the largest manufacturers of high-end digital cinema projectors, allowing us to meet our customer’s business needs.

Servers — Through a formal distribution agreement with GDC Technology (USA), LLC, we distribute GDC’s line of digital cinema servers in North and South America. We also distribute their servers in certain other areas of the world, although we do not have a distribution agreement outside of North and South America. In addition, we distribute servers for other server manufacturers, including those manufactured by Dolby. Servers are used by our customers for the storage and playback of digital movie content.

Automations — We manufacture a suite of automation systems for digital cinema applications. MiT-automations interface with the latest generation of digital projectors, servers, audio processors, and also support pre-feature entertainment systems and 3-D systems.

Pedestals — We offer a family of proprietary rack mount pedestals specifically designed by MiT engineers to maximize equipment rack space in a limited amount of volume. These pedestals can accommodate multiple projection systems and offer ample storage and access to all necessary projection equipment and cables.

Boothless — More and more theater owners are considering boothless construction options to save construction and operating costs. MiT offers an in-house designed and assembled suite of products to support boothless theater designs and alternative auditorium configurations, including projector lifts, projector enclosures, and hushed sound racks.

Lighting Fixtures and Dimmers — We offer a series of in-house designed and assembled lighting products and dimmers designed to reduce a cinema’s energy consumption. LED-based lighting in theaters has rapidly become an important aspect of MiT’s product line, offering advantages in efficiency and reduced maintenance, which translate into lower operating cost for the exhibitor. We believe our Architectural LED Fixture is the first LED-based 8” downlight luminaire designed specifically for cinema auditoriums. Our lighting platform is part of our suite of products to support green initiatives, in this case for theater lighting applications. MiT’s M-Series lighting dimmers are designed specifically for commercial cinemas with emphasis on energy savings, reliability and value.

Sound Systems — We offer a full selection of premium sound systems and enclosures which complete the immersive movie-going experience. MiT offers sound processors, amps and speaker options from manufacturers such as QSC, Trinnov, Dolby, JBL, Meyer Sound, and Ultra-Stereo Systems. We integrate these components along with our in-house solutions to improve onsite installation time and reliability.

“Green” Products and other Accessories — In addition to our LED and dimmer products, MiT offers a number of other “green” products designed for energy efficiency. We offer the DCE-10/20 Demand Controlled Ventilation system which automatically shuts down projector exhaust fans when not needed, reducing energy costs. This closed-loop controller is designed to efficiently control projector exhaust, on demand, by managing airflow to prevent the wasting of conditioned air through a projector when cooling is not needed, saving energy by decreasing conditioned air demand of a projection booth. And our IS-20 & IS-20d Power Managers power theatrical systems up and down on a controlled schedule, affording savings on wasteful energy consumption during system idle time.

We also offer a full complement of accessories for theaters and other public venues including reclining seats and armrests, concession tables and trays, tablet arms, cup holders and step and aisle lighting.

Enterprise and Operations Software Solutions

CineQC — Cinema Presence Management & Remote Control System. CineQC is MiT’s quality assurance and remote access software solution meant to enhance in-theater operations. CineQC allows a check of movie presentations before or during features, making sure customers receive a premium moving-going experience. With CineQC, cinema operations staff can change auditorium conditions, such as lights, volume, masking, air conditioning temperatures, projection and audio settings, on a real-time basis. Not only does this reduce problem-resolving time, but also ensures the guest a better movie watching experience.

CineQC provides real-time and after action reporting, not only in the auditoriums but also throughout the building, maintaining high standards of customer comfort and efficiency. CineQC benefits allow (i) an immediate response to solve minor auditorium problems (volume, lights, masking, audio and video channels as well as air condition temperature), (ii) tasks to be redistributed, lowering operational costs and increasing productivity in different areas while improving presentation and supervision, (iii) staff the ability to turn off the projector lamp if no guests are in the auditorium, generating substantial savings on energy and lamp life, and (iv) a system for management to monitor, in real time, that staff is performing necessary checks on theater operations.

Technical Services

Newly deployed technology across the board requires up to date specification, training, service, and consulting to maintain mission critical equipment. We offer a suite of pre and post deployment services from on-site repair and warranty service, to proactive remote monitoring of networked equipment.

Project Management, System Design and FF&E — We offer a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for 3D, digital cinema, and audio visual integration. We provide sophisticated project management and systems design for theater upgrades and new theater builds. We also provide turnkey FF&E services to commercial cinema exhibitors for new construction and remodels, including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound. From consulting with architects through to final fixturing and calibration, our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers, and can participate in every phase of the process from conceptual design and development to production on most any scale. MiT personnel have designed, specified and installed thousands of commercial cinemas, post production, screening and high-end residential rooms and have been involved in the digital cinema conversion rollouts of clients such as Cinemark, Cinepolis, Cinemex, Reading, Metropolitan, Hollywood, Syufy, Harkins, and other smaller circuits.

Service and Maintenance — We provide digital cinema equipment installations and after-sale maintenance services. Our technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely; they are certified to install and service a wide array of digital and audio equipment from a number of manufacturers. We offer cabling, wiring, installation and maintenance services for digital equipment on ad hoc, as-needed basis. We also offer long-term contractual service packages for maintenance and repairs to a wide range of installed digital equipment for customers. These long-term contractual service packages provide our company with recurring revenue.

New Business Initiatives

We continue to explore new lines of business complimentary with our core business, with a focus on entertainment technologies and complimentary products and services.

Multi-language ADA — The Americans with Disabilities Act (ADA) requires theaters to have provisions for seeing- and hearing-impaired patrons. Even before the 2016 requirement date, these devices have been available; however, in partnership with Hana Media and Epson America, we have recently productized and begun marketing a new system which combines full ADA compliance with a multi-language capability. This unique system uses AR (Augmented Reality) glasses to allow any language captioning to be displayed on the glasses, permitting non-native English speaking patrons the ability to fully enjoy the cinematic experience. This system also allows cinemas to reach out to what we believe is an underserved audience base in their communities. Sign language will also be supported through the same system.

Direct View LED screens. We believe that direct view LED is disruptive to the current front projection paradigm and offers several benefits to exhibitors and filmmakers which we believe will drive demand for these replacement systems. We have signed a strategic agreement with Samsung and their subsidiary Harman to become an integrator and reseller of Samsung’s “ONYX Cinema LED” system, which is designed to replace traditional cinema projectors and screens and combines JBL/Harmon’s Sculpted Surround sound from Harman’s JBL Professional brand. In April 2018, we partnered with Samsung to open the first LED cinema screen in North America at Pacific Theatres Winnetka in Chatsworth, California; MiT was the integrator for this theater. In addition, in April 2019, we received an $800,000 purchase order to install the first commercial Direct View LED Screen in the United States in the Houston area and completed the installation in June 2019.

While LED displays have been around for years (e.g., the giant displays in virtually every sports arena), the constant miniaturization of the technology has now made cinema exhibition possible. Direct-view LED screens utilize a technology that is an alternative to the century-old streaming of projector light thrown onto screens; the LED screen is more akin to a giant television screen, and its use renders the projection booth unnecessary. These emissive displays can deliver dramatically improved contrast for a dynamic image range substantially in excess of projection capabilities. A typical cinema projector tends to lose color quality when its brightness is increased and/or when it ages, but a direct-view LED screen maintains perfect color accuracy, at peak or half brightness. With conventional projector systems, picture quality can vary from screen to screen and venue to venue, whereas a direct-view LED screen provides consistent picture quality across all venues. Also, the LED is ideal for displaying High Dynamic Range (HDR) which we believe at present is the main video aesthetic enhancement being used to boost audience experience in theaters.

This system results in a true boothless theater design, offering up front construction savings. Direct view eliminates the projector booth and projection screen, immediately freeing space in cinemas for more seats and potentially reducing build costs.

Since the LED consumes no power when they are switched off to ‘illuminate’ black, this saves on electricity versus the always-on energy of laser projection or xenon lamps. LED panels will last up to 100,000 hours or 15 years, whereas projectors have a lifespan of barely half that.

LED screens can be so bright without losing picture quality that they do not require perfectly pitch-black rooms, which could open new doors when it comes to event cinema, gaming or dine-in theaters, further diversifying the cinema-going experience. The technology also changes the operating proposition for cinema chains who want to optimize the day-to-day usage of their real estate, renting out the screening rooms during the time periods when no movies are scheduled.

Strategic acquisitions of complementary products and technologies.

Our first acquisition was the acquisition of Caddy Products LLC (“Caddy”) which closed effective January 1, 2019. Caddy products are utilized in over 270,000 facilities throughout more than 91 countries worldwide. Their markets include cinema, sports, grocery, performing arts, worship and retail industries. Products include patented cup holders and trays built into luxury cinema seats, cinema step and aisle lighting, and cups, trays, and advertising displays used in large sports arenas. Caddy products are protected by 21 active and 6 pending patents.

We will continue to evaluate our targeted acquisition strategy based on several factors, including profitability, enhancement of the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas.

Sales and Marketing

We market and sell directly to theater exhibitors, as well as through certain domestic and international value added resellers. We have developed ongoing customer relationships with a large portion of the theater owners in the United States and a number of the major theater owners internationally. Our sales and marketing staff principally develop business by maintaining regular personal contact with our established customer relationships, including conducting site visits. In our sales and marketing efforts, we emphasize our value proposition of providing the broadest range of products and services delivered by our experienced technical service teams, which provides a significant resource to our clients in managing the complexities of digital technology in the cinema exhibition industry. Our sales and marketing professionals have extensive experience with our product and service offerings and have long-term relationships throughout the industry.

Our top ten customers accounted for approximately 55% and 46% of net revenues for the years ended June 30, 2021 and 2020, respectively. Trade accounts receivable from these customers represented approximately 18% and 39% of net receivables at June 30, 2021 and 2020, respectively. One customer accounted for approximately 23% of the Company’s sales for the year ended June 30, 2021. At June 30, 2021, there was no amount of outstanding receivables related to this customer. There were no customers in fiscal 2020 that exceeded 10% of our net revenue from operations. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2021 and our projected financial and operating results for each of the first two fiscal quarters of fiscal 2022 will be materially adversely affected. A continued significant decrease or interruption in business from our significant customers will continue to have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Assembly

MiT has 28,000 square feet of office, warehouse and in-house manufacturing/assembly space in Southern California, which is home to our corporate offices, engineering, distribution, integration as well as service and support divisions. Our primary location is augmented by a global network of service partners and OEM manufacturers.

We develop, manufacture, design and assemble the key elements of the theatrical systems we offer. Proprietary components are either manufactured in house or provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom pedestals, enclosures, racks and specialized lighting and control equipment. Fabrication of a majority of other parts and sub-assemblies is subcontracted to a group of third-party suppliers. We believe our significant suppliers will continue to supply quality products in quantities sufficient to satisfy our needs. We inspect all parts and sub-assemblies, complete the final assembly and then subject the system to comprehensive testing individually prior to shipment.

We believe that our quality control procedures and the quality standards for the products that we distribute or service have contributed significantly to our reputation for high performance and reliability. The inspection of incoming materials and components as well as the testing of all of our products during various stages of the sales and service cycle are key elements of this program.

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our engineering capabilities and research and production techniques.

Backlog

Our sales backlog at June 30, 2021 was approximately $9.44 million, which represented orders currently planned to be shipped substantially in the next six months. Backlog at June 30, 2020 was $10.9 million.

Sales backlog typically represents the fixed contracted revenue under signed theater system installation or upgrade agreements that we believe will be recognized as revenue upon installation/upgrade and acceptance of the associated theater. The dollar value fluctuates depending on the number of new and upgraded theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog includes initial fees along with the estimated value of contractual ongoing fees due over the term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees (contingent fees) in excess of contractual ongoing fees that may be received in the future. We believe that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

From time to time, in the normal course of its business, we will have customers who are unable to proceed with a theater system installation or upgrade for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation or upgrade, the agreement with the customer is terminated or amended. If the agreement is terminated, once MiT and the customer are released from all their future obligations under the agreement, all or a portion of the initial fees that the customer previously made to us are recognized as revenue. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects.

Competition

The markets for our products are highly competitive. The primary competitive factors are price, product quality, features and customer support. We compete with a few large, and many small, cinema equipment dealers.

Regulation

We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health requirements; exports and imports; bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

Some of these complex laws, rules and regulations — for example, those related to environmental, safety and health requirements — may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations require the use of abatement equipment beyond what we currently employ, require the addition or elimination of a material or process to or from our current manufacturing processes, or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products. There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available, or be available at reasonable cost.

Employees

We employed 18 full-time personnel of June 30, 2021. We are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included or referred to in this Report, before purchasing shares of our Common Stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock, if a trading market develops, could decline and investors in our Common Stock could lose all or part of their investment.

Risks Related to Our Business

The COVID-19 pandemic and ensuing governmental responses have negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows.

In December 2019, COVID-19 was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until they can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2021 have been and our projected financial and operating results for the balance of fiscal 2022 are expected to be materially adversely affected.

The ultimate impact of the COVID-19 pandemic on our business and results of operations beyond the balance of fiscal 2022 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

Recently, several of the larger theater chains have announced plans to reopen and there had been some limited openings in several states with limited occupancy. The ability of these chains to reopen in whole or in part is predicate in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. It is reasonable to expect that such reopening’s will continue to be done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, significantly reduced our service and distribution activities and temporarily reduced compensation of our executive officers and certain other employees. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. Furthermore, we received $1.39 million of financial support under the newly enacted COVID-19 relief legislation in the U.S. However, the legislation and guidance from the authorities continue to evolve; as such, the amount and timing of additional support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive additional financial support through these programs. In the event of a sustained market deterioration, and continued declines in revenues, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

General political, social and economic conditions can adversely affect our business.

Demand for our products and services depends to a significant degree on spending in our markets. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box-office and concession revenues, whether as a result of an economic downturn or political or other economic event, commercial exhibitors may be less willing to invest capital in building or refurbishing theaters. Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and services and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Interruptions of, or higher prices of, products and services from our suppliers may affect our results of operations and financial performance.

A significant portion of our revenue is generated from the distribution to the theater exhibition industry of digital cinema equipment and services manufactured or developed by third party OEMs or software developers. These OEMs include companies such as NEC, Barco, Christie, QSC, JBL, Dolby and Samsung. If we fail to maintain satisfactory relationships with these entities, or if these entities experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services which would have an adverse effect on our business. Even if we are able to secure alternative arrangements with OEMS or software developers of similar products, products or software services sourced from alternative sources may not be as functional or desirable to potential customers which could cause such customers to meet their digital cinema needs elsewhere.

With respect to those other products and components which we offer but do not manufacture in-house, the loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could adversely impact our financial condition, operating results and cash flows. In addition, supply interruptions have in the past arisen and could arise in the future from effects of the COVID-19 pandemic, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control.

Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our net sales and profitability. A disruption in the timely availability of our products by our key suppliers would result in a decrease in our revenues and profitability. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, would put pressure on our operating margins and have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our inability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

If we are unable to timely introduce new products and services or enhance existing products and services, our business may be adversely affected.

New technological innovations continue to impact our industry. Our success depends in part on our ability to anticipate and satisfy consumer preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards, our products and services are subject to changing consumer preferences that cannot be predicted with certainty. We must continually introduce new products and services, identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs and improve and enhance our existing products and services to maintain or increase our sales. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our distribution network could impact our ability to compete. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, the success of our sales and marketing efforts, timely and successful research and development, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our products and services, which could result in decreased sales and a loss in market share. Accordingly, if we are unable to respond to the technological preferences of our customers, or if we fail to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

We depend in part on distributors, dealers and resellers to sell and market our products and services, and our failure to maintain and further develop our sales channels could harm our business.

In addition to our in-house sales force, we sell our products and services through distributors, dealers and resellers. As we do not have long-term contracts with most of them, these agreements may be cancelled at any time. Any changes to our current mix of distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. If our distributors, dealers and resellers are not successful in selling our products, our revenue would decrease. Specifically, the shutdowns of local and state economies as a result of the COVID-19 pandemic have and may continue in the future to adversely affected the operations of our dealers and resellers. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new distributors. If we do not maintain our relationship with existing distributors or develop relationships with new distributors, dealers and reseller our ability to grow our business and sell our products and services could be adversely affected and our business may be harmed.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, effects of the COVID-19 pandemic and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products and services, our suppliers may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Our operating margins may decline as a result of increasing product costs.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from customers to reduce the prices we charge for our products and services, and changes in consumer demand. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows.

Our sales and contract fulfillment cycles can be long, unpredictable and vary seasonally, which can cause significant variation in revenues and profitability in a particular quarter.

The timing of our sales and related customer contract fulfillment is difficult to predict. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. Further, the timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our products and services, can range from several months to well over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment in resources in field sales, marketing and educating our customers about the use, technical capabilities and benefits of our products and services. Customers often undertake a prolonged evaluation process. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In addition, the fulfillment of our customer contracts is partially dependent on other factors related to our customers’ businesses that are not in our control. As with the sales cycle, this can also cause revenues and earnings to fluctuate from quarter to quarter. Specifically, a significant number of our customers have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. If our sales and/or contract fulfillment cycles lengthen or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. In addition, our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. A large part of our business is concerned with new theater builds, which often see substantial delays due to weather, but also financing timing, permits and governmental delays, and other unpredictable problems often associated with large real estate projects. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers have cancelled and/or delayed the start of scheduled theater refurbishing and construction projects. Also, our revenue growth generally is higher during the first and fourth quarters of the fiscal year as the weather improves, the digital cinema market becomes more active and consumers begin new theater builds or remodels projects. During these periods, we tend to experience increased transaction volume. Conversely, our revenue growth generally slows during the second quarter of the fiscal year, as spending on new theater construction and theater improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in transaction volume also tends to slow during these periods. We expect this seasonality to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, our seasonality trends may vary in the future as we introduce products to new industry verticals and we become less concentrated in the new theater construction and improvement sector. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows may suffer.

We are substantially dependent upon significant customers who could cease purchasing our products and services at any time.

Our top ten customers accounted for approximately 55% and 46% of net revenues for the years ended June 30, 2021 and 2020, respectively. Trade accounts receivable from these customers represented approximately 18% and 39% of net receivables at June 30, 2021 and 2020, respectively. One customer accounted for approximately 23% of the Company’s sales for the year ended June 30, 2021. At June 30, 2021, there were no outstanding receivables related to this customer. Most arrangements with these customers are made by purchase order and are terminable at will by either party. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers. As a result of the aforementioned factors, our financial and operating results for the years ended June 30, 2021 and 2020 and our projected financial and operating results for the balance of fiscal 2022 are expected to be materially adversely affected. A continued significant decrease or interruption in business from our significant customers would continue to have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to maintain our brand. If events occur that damage our brand, our business and financial results may be harmed.

Our business, results of operations and prospects depend, in part, on our ability to maintain the value of our brand and reputation for providing high quality products and services. Maintaining, promoting, and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality products and services. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

Any failure to offer high-quality customer support may harm our relationships with our customers and our results of operations.

Our customers depend on our customer support teams to resolve technical and operational issues if and when they arise. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for customer support. Customer demand for support may also increase as we expand the features available in our products. Increased customer demand for customer support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to expand our business customer base, we need to be able to provide efficient and effective customer support that meets our business customers’ needs and expectations globally at scale. The number of our business customers has grown significantly, which puts additional pressure on our support organization. If we are unable to provide efficient and effective customer support, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our margins and results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell our products and services to existing and prospective customers, our business, results of operations, and financial condition.

The nature of our business exposes us to product liability claims as well as other legal proceedings.

We rely in part on manufacturers and other suppliers to provide us with many of the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute and install. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. We have been subject to such claims in the past, which have been resolved without material financial impact. From time to time, we are involved in product liability claims relating to the products we distribute and manufacture and relating to products we have installed. In certain situations, we have undertaken to voluntarily remediate any defects, which can be a costly measure.

While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we seek indemnification against potential liability for product liability claims from relevant parties, including but not limited to manufacturers and suppliers, we cannot guarantee that we will be able to recover under such indemnification agreements. Moreover, if we increase the number of private label products we distribute, our exposure to potential liability for products liability claims may increase. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in profitability. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

We may not convert all of our backlog into revenue and cash flows.

At June 30, 2021, our sales backlog was approximately $9.44 million, which represented orders to be shipped substantially in the next six months. We list signed contracts for theater construction or refurbishing for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed agreements that are expected to be recognized as revenue in the future and includes initial fees along with the value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of our customers with which we have signed contracts may complete theatrical construction or refurbishing systems that are included in our backlog. This could adversely affect our future revenues and cash flows. In addition, customers with obligations in backlog sometimes request that we agree to modify or reduce such obligations, which we have agreed to in the past under certain circumstances. Customer requested delays in the construction or refurbishing of theaters in backlog remain a recurring and unpredictable part of our business. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects.

We operate in a highly competitive market. If we do not compete effectively, our prospects, operating results, and financial condition could be adversely affected.

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. In addition, we face competition for consumer attention from other forms of entertainment that may be more attractive to consumers than those utilizing our technologies. We expect competition in our markets to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

We are subject to competitive pricing pressure from our customers.

Certain of our largest customers historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented digital cinema products and services industry. The economic downturn resulted in increased pricing pressures from our customers. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

Our international operations subject us to indirect risks, which could adversely affect our operating results.

The company primarily sells internationally thru existing domestic customers. Still, our international operations are exposed to the following risks, several of which are out of our control:

•	political and economic instability, the effects of the COVID-19 pandemic, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally-branded products, and laws and business practices favoring local competition;

•	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;

•	import and export license requirements, tariffs, taxes and other barriers;

•	costs of customizing products for foreign countries;

•	increased difficulty in managing inventory;

•	less effective protection of intellectual property; and

•	difficulties and costs of staffing and managing foreign operations.

Any or all of these factors could adversely affect our ability to execute any geographic expansion strategies or have a material adverse effect on our business and results of operations.

We are undertaking and may enter into new lines of business and these new business initiatives may not be successful.

We have recently undertaken some new lines of business and intend to continue to opportunistically pursue new lines in the future. For example, Caddy’s product line consists of products we had not previously offered to our customer base. These initiatives represent new areas of growth for us and could include the offering of new products and services that may not be accepted by the market. If any new business which we acquire, invest in or attempt to develop does not progress as planned, we may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from our core business or by damage to our brand or reputation.

In addition, these initiatives may involve the formation of joint ventures and business alliances. While we would intend to seek to employ the optimal structure for each such business alliance, the alliance may require a high level of cooperation with and reliance on our partners and there is a possibility that we may have disagreements with its relevant partner with respect to financing, technological management, product development, management strategies or otherwise. Any such disagreement may cause the joint venture or business alliance to be terminated.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations as sources of liquidity. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through equity or debt financing, to fund our growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. In the event of a sustained market deterioration, and continued declines in revenues, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

In addition, we have agreed for a period of 365 days after the date of the underwriting agreement entered into in connection with our initial public offering on July 12, 2021, not to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of, directly or indirectly any shares of Common Stock or any securities convertible into or exchangeable for our Common Stock either owned as of the date of the underwriting agreement or thereafter acquired without the prior written consent of the representative. The existence of this provision may delay or prevent us from raising additional capital for the 365-day period following the underwriting agreement.

In addition, any equity securities we issue, including any preferred stock, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the offering price per share of our Common Stock. The holders of any equity securities we issue, including any preferred stock, may also have rights, preferences or privileges which are senior to those of existing holders of Common Stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

We may make acquisitions that are dilutive to existing stockholders. In addition, our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions we may undertake.

We intend to evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, and the purchase, licensing or sale of assets. In connection with any such future transaction, we could issue dilutive equity securities, incur substantial debt, reduce our cash reserves or assume contingent liabilities.

Our experience in acquiring other businesses, product lines and technologies is limited. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Any potential future acquisitions also involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	costs associated with the acquisition;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees of purchased organizations; and

•	potential litigation arising from the acquired company’s operations before the acquisition.

Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively affect our results of operations.

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

The expansion of our business has placed a significant strain on our limited managerial, operational, and financial resources. We have been and will continue to be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the digital cinema industry. Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. To date we have had to limit the engagement of critical management and other key personnel due in part to limited financial resources. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results will be materially adversely affected.

We depend on our founders, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.

We depend on the diligence, skill, judgment, business contacts and personal reputations of our founders, executive officers and other key personnel. In addition, certain of our officers have built highly regarded reputations in the digital cinema industry, and they aid in attracting and identifying opportunities and negotiating for us with large and institutional clients. As we continue to grow, our success will largely depend on our ability to attract and retain qualified personnel in all areas of business. We may be unable to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with our planned growth.

If we are unable to maintain and protect our intellectual property, or if third parties assert that we infringe on their intellectual property rights, our business could suffer.

Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our, client lists and information and business methods. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. However, we may not adequately protect these rights, and their disclosure to, or use by, third parties may harm our competitive position. Our inability to detect unauthorized use of, or to take appropriate or timely steps to enforce, our intellectual property rights may harm our business.

Also, third parties may claim that our business operations infringe on their intellectual property rights. These claims may harm our reputation, cost us money to defend, distract the attention of our management and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which increases the risk of inadvertent disclosure where the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access, to steal information and use it to our disadvantage. Advances in technology, which permit increasingly large amounts of information to be stored on mobile devices or on third-party “cloud” servers, may exacerbate these risks.

Our business could be adversely affected by security breaches through cyber-attacks, cyber intrusions or otherwise.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. A security breach involving our networks and related systems could disrupt our operations in numerous ways that could ultimately have an adverse effect on our financial condition and results of operations.

Natural disasters and other catastrophic events beyond our control, including but not limited to the COVID-19 pandemic, has and could continue in the future adversely affect our business operations and financial performance.

The occurrence of the global COVID-19 pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2021 have been and our projected financial and operating results for fiscal 2022 are expected to be materially adversely affected.

The occurrence of one or more other natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance.

The occurrence of the global COVID-19 pandemic has resulted in and such other events could result in, among other things, operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. The occurrence of the global COVID-19 pandemic has caused and these factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences have had and could in the future have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our Common Stock or what the market price of our Common Stock will be and as a result it may be difficult for you to sell your shares of our Common Stock.

Prior to completion of our initial public offering there has been no market for the shares of our Common Stock and an active trading market for these securities may never develop or be sustained. The market value of our Common Stock may decrease from the initial public offering price. As a result of these and other factors, you may be unable to resell your shares of our Common Stock at or above the initial public offering price. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of common stock as consideration. The market price of our Common Stock may be volatile, and you could lose all or part of your investment.

Our operating results and share price may be volatile and the market price of our Common Stock after our initial public offering may drop below the price you pay.

Our quarterly operating results have in the past fluctuated and are likely to do so in the future. As a result, the trading price of the shares of our Common Stock following our initial public offering is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Prospectus, these factors include:

•	the continuing effects of the COVID-19 pandemic;

•	the success of competitive products or technologies;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	regulatory or legal developments in the United States and other countries;

•	the recruitment or departure of key personnel;

•	the level of expenses;

•	changes in our backlog in a given period;

•	seasonality in our business, specifically our second fiscal quarter which is traditionally weaker;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	market conditions in the digital cinema sector; and

•	general economic, industry and market conditions.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, the stock market in general, and companies in our markets in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of these risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of the shares of our common stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of the shares of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Insiders exercise significant control over our company and all corporate matters.

Our directors and executive officers beneficially owned, in the aggregate, approximately 30.0% of our outstanding capital stock as of September 13, 2021. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our certificate of incorporation whether to issue additional Common Stock and preferred stock, including to itself, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This concentration of ownership may also have the effect of delaying or preventing a third party from acquiring control of our company which could adversely affect the price of our Common Stock.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our shares of common stock being less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such securities may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will cease to be an “emerging growth company” upon the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will incur increased costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we will incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, we will adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We intend to invest resources in connection with such adoption, and this investment may result in increased general and administrative expenses and may divert management’s time and attention from the marketing and sale of our products. We maintain directors’ and officers’ insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, which will increase our insurance cost. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, in order to comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or Commission, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE.

We are not currently required to comply with the Commission’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not yet required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to comply with certain of these rules on June 30, 2022, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of our initial public offering, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2021 and 2020, relating to our financial reporting processes.

For a discussion of our remediation plan, see Item 9A “Controls and Procedures”. The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate this weakness, we cannot assure you that we will be able to remediate this weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the Commission on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock and we may be unable to maintain compliance with NYSE listing requirements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of potential gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of Common Stock will be your sole source of gain for the foreseeable future.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. All the shares of common stock subject to outstanding awards and reserved for issuance under our equity incentive plans have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and issue equity securities to pay for any such acquisition or investment. Furthermore, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, then the trading price of our common stock could decline. Any such issuancesof additional capital stock, sale of common stock by exisitng stockholders, or the perception in the market of stock issuances or sales, may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the market price of our shares of common stock to decline. Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. If we do not invest the net proceeds from our initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our shares of Common Stock to decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

•	permit our board of directors to issue up to 10,000,000 additional shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also satisfy requirements as to the form and content of a stockholder’s notice; and

•	not provide for cumulative voting rights, thereby allowing the holders of a plurality of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock, and could also affect the price that some investors are willing to pay for our shares of Common Stock.

Our Bylaws have an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain actions against the Company.

Section 6 of Article VII of our Bylaws dictates that the Delaware Court of Chancery is the sole and exclusive forum for certain actions including derivative action or proceeding brought on behalf of the Company; an action asserting a breach of fiduciary duty owed by an officer, director, employee or to the shareholders of our company; any claim arising under Delaware corporate law; and any action asserting a claim governed by the internal affairs doctrine. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act. While management believes limiting the forum is a benefit, shareholders could be inconvenienced by not being able to bring an action in another forum they find favorable.

A Delaware corporation is allowed to mandate in its corporate governance documents a chosen forum for the resolution of state law based shareholder class actions, derivative suits and other intra-corporate disputes. Our management believes limiting state law based claims to Delaware will provide the most appropriate outcomes as the risk of another forum misapplying Delaware law is avoided, Delaware courts have a well-developed body of case law and limiting the forum will preclude costly and duplicative litigation and avoids the risk of inconsistent outcomes. Additionally, Delaware Chancery Courts can typically resolve disputes on an accelerated schedule when compared to other forums.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the trading price of our common stock and trading volume could decline.

The trading market for our shares of our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our shares of common stock. If no securities or industry analysts commence coverage of our company, the trading price for our shares of our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business, the price of our shares of common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the trading price of our shares of common stock and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Fountain Valley, California, and covers 28,000 square feet pursuant to an operating lease that expires in 2024 at a monthly rental of $12,621. We also lease an additional 13,000 square foot warehouse facility in Fountain Valley pursuant to an operating lease that expires in 2024 at a monthly rental of $9,465.

We lease all of our facilities and do not own any real property. We believe that our facilities are generally suitable to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American (the “NYSE”) under the symbol “MITQ.”

Holders

As of September 18, 2021, there were 21 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock will be your sole source of gain for the foreseeable future.

Issuer’s Purchases of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On July 7, 2021, we entered into an underwriting agreement with Boustead Securities, LLC, acting as representative of the several underwriters named in the underwriting agreement, relating to the our public offering pursuant to which we agreed to issue and sell 4,200,000 shares of common stock and granted the underwriters a 45-day option to purchase up to an additional 630,000 shares of common stock. The shares were sold to the public at a public offering price of $3.00 per share. The public offering closed on July 12, 2021 and we sold an aggregate of 4,830,000 shares of common stock, including 630,000 shares pursuant to the over-allotment option, for total gross proceeds of approximately $14.5 million.

We received approximately $11.5 million of net proceeds from the sale of the common stock after deducting underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $1.7 million payable by us. We currently intend to use up to approximately $6.0 million of the net proceeds from our initial public offering to fund the expansion of our sales and marketing activities, with the balance added to working capital which may include the funding of strategic acquisitions. We have not yet identified any acquisition candidates. In October 2019, the Company executed a loan agreement with an unaffiliated lender to provide a $1.0 million asset-based bridge loan to be used for working capital purposes. Approximately $400,000 of the net proceeds of this loan were used to pay the $400,000 loan amount due to Caddy, in connection with the acquisition of Caddy, on October 24, 2019. The Company used a portion of the net proceeds of the offering to repay the approximately $590,000 balance due to the unaffiliated lender. The loan was secured by all assets of the Company and was personally guaranteed by Phil Rafnson, our Chairman of the Board. Sound Management Investors, LLC, an entity controlled by Mr. Rafnson, pledged all membership units of the Company held by it as further security for the repayment of such loan.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no securities authorized for issuance under the Stock and Incentive Plan as of fiscal year end June 30, 2021.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”, and elsewhere in this Report.

Overview

We are a digital cinema company who designs, manufactures, integrates, installs and distributes a full suite of proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. We also offer single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. We offer a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theater management. We also provide turnkey furniture, fixture and equipment services, or FF&E, to commercial cinema exhibitors for new construction and remodels, including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

MiT’s products and services focus on the integration needs associated with high quality motion picture exhibition. We provide purpose-built products for digital cinema, 3D, pre-show/alternative content and a variety of entertainment and educational applications. As a hybrid manufacturer and reseller, MiT offers turnkey custom solutions for a variety of applications. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers, and can participate in every phase of the process from conceptual design and development to production on most any scale. MiT personnel have designed, specified and installed thousands of commercial cinemas, post production, screening and high-end residential rooms.

Through its wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA “Caddy Products”), the Company designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

On July 7, 2021, in connection with our initial public offering, we entered into an Exchange Agreement (the “Exchange Agreement”) whereby the equity holders of Moving iMage Technologies, LLC, a Delaware limited liability company (“MiT LLC”), assigned and transferred to the Company their units of MiT LLC, in exchange for an aggregate of 2,350,000 shares of Common Stock of the Company (the “Share Exchange”). MiT LLC is considered the acquirer for accounting purposes. Prior to the effective date of the IPO, MiT LLC was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of MiT LLC being passed through to the members. As such, there is no recognition of federal or state income taxes provided for in the accompanying financial statements. Any uncertain tax position taken by the members is not an uncertain position of MiT LLC.

The table below summarizes, as of June 30, 2021, after giving effect to the Share Exchange, and the sale by us of shares of our common stock in our initial public offering, the number of shares of our common stock, the total consideration, and the average price per share (i) paid to us by our existing stockholders, which include the owners of the membership interests in MiT LLC, and (ii) to be paid by new investors participating in our initial public offering at an initial public offering price of $3.00 per share, before deducting underwriting discounts and commissions and offering expenses payable by us.

	Shares Acquired		Total Consideration		Average
	Number	Percent	Amount	Percent	Price Per Share
Existing stockholders	5,666,667	54.0%	$1,114,029	7.1%	$0.20
New investors in the initial public offering	4,830,000	46.0%	14,490,000	92.9%	$3.00
Total	10,496,667	100.0%	$15,604,029	100.0%

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of the Company and is the entity where the Company’s business operations are located. However, since the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, this Annual Report on Form 10-K includes the audited consolidated financial statements, and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the results of operations, of MiT LLC for the fiscal year ended June 30, 2021.

Factors affecting our performance

Effect of COVID-19 global pandemic. In December 2019, COVID-19 was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until they can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2021 have been and our projected financial and operating results for the balance of fiscal 2022 are expected to be materially adversely affected.

The ultimate impact of the COVID-19 pandemic on our business and results of operations beyond fiscal 2021 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

Recently, several of the larger theater chains have announced plans to reopen and there had been some initial openings in several state with limited occupancy. The ability of these chains to reopen in part or in whole is predicate in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. It is reasonable to expect that any reopening’s will continue to be done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, significantly reduced our service and distribution activities and temporarily reduced compensation of our executive officers and certain other employees. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. Furthermore, we received an aggregate of $1.39 million of financial support under the recently enacted COVID-19 relief legislation in the U.S. However, the legislation and guidance from the authorities continue to evolve; as such, the amount and timing of additional support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive additional financial support through these programs. In the event of a sustained market deterioration, and continued declines in revenues, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

Investment in growth.   We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and services to support our growth and expanding our infrastructure. We expect our total operating expenses to increase in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations with a particular focus in the near term of adding additional sales personnel to further broaden our support and coverage of our existing customer base, in addition to developing new customer relationships. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations internationally, our business and results of operations will become further subject to the risks and challenges of international operations, including higher operating expenses and the impact of legal and regulatory developments outside the United States.

Adding New Customers and Expanding Sales to Our Existing Customer Base.   We intend to target new customers by continuing to invest in our field sales force. We also intend to continue to target large customers’ organizations who have yet to use our products and services. A typical initial order involves educating prospective customers about the technical merits and capabilities and potential cost savings of our products and services as compared to our competitors’ products. We believe that customer references have been, and will continue to be, an important factor in winning new business. We expect that a substantial portion of our future sales will be sales to existing customers, including expansion of their product and service offerings, as we offer new products and services through the existing sales channel. Our business and results of operations will depend on our ability to continue to add new customers and sell additional products and services to our growing base of customers.

Promoting our Brand and Offering Additional Products.   Our future performance will depend on our continued ability to achieve brand recognition for our proprietary line of products. We plan to increase our marketing expenditures to continue to create and maintain prominent brand awareness. Also, our future performance will depend on our ability to continue to offer high quality, high performance and high functionality products and services. We intend to continue to devote efforts to introduce new products and services including new versions of our existing product lines. We expect that our results of operations will be impacted by the timing, size and level of success of these brand awareness and product and service offering efforts.

Ability to Maintain Gross Margins.   Our gross margins have been and are expected to continue to be affected by a variety of factors, including competition, the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of components and assembly and test service costs and inventory write downs, if any. Our goal is to strive to maintain gross profits for products that may have a declining average selling price by continuing to focus on increased sales volume and looking to reduce operating costs. Decreases in average selling prices are primarily driven by competition and by reduced demand for products that face potential or actual technological obsolescence. We also focus on managing our inventory to reduce our overall exposure to price erosion. In addition, we seek to introduce new products and services with higher gross margins to offset the potential effect of price erosion on other lines of products. For example, we have recently productized and began marketing a new system which combines full compliance with the Americans with Disabilities Act with a multi-language capability — this system will have higher margins than a substantial number of existing products we offer. In addition, our offerings of Direct View LED screens through our strategic arrangement with Samsung also carry significantly higher margins.

Fluctuations in Revenues and Earnings.   Both the sales cycle and the contract fulfillment cycle is dependent on a number of factors from our customers that are not in our control. Accordingly, backlog, the recognition of backlog into revenue and related earnings may fluctuate from quarter to quarter depending on our customers’ particular requirements, which can sometimes change between the initial signing of a contract to its ultimate fulfillment.

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,

•	Our customers’ adjustments in their order levels,

•	Seasonality in our business, specifically our second fiscal quarter which is traditionally weaker,

•	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

•	The addition or termination of key supplier relationships,

•	The rate of introduction and acceptance by our customers of new products and services,

•	Our ability to compete effectively with our current and future competitors,

•	Our ability to enter into and renew key relationships with our customers and vendors,

•	Changes in foreign currency exchange rates,

•	A major disruption of our information technology infrastructure,

•	Unforeseen catastrophic events such as the COVID-19 pandemic, armed conflict, terrorism, fires, typhoons and earthquakes, and

•	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

Cost of goods sold

Cost of goods sold includes the cost of products or components that we purchase from third party manufacturers plus assembly and packaging labor costs for these third parties or in-house designed products. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking relatively small amounts of inventory at any given time, and relying instead on a strategy of manufacturing or acquiring products based on orders placed by our customers.

General and administrative expenses

General and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, information technology, human resources, procurement, planning and finance, as well as outside legal, investor relations, accounting, consulting and other operating expenses.

Selling and marketing expenses

Selling and marketing expenses relate primarily to salary and other compensation and associated expenses for internal sales and customer relations personnel, advertising, outbound shipping and freight costs, tradeshows, royalties under a brand license, and selling commissions.

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects, and third party compensation for research and development services. We do not engage in any long-term research and development contracts, and all research and development costs are expensed as incurred.

Results of Operations

Year ended June 30, 2021 compared to year ended June 30, 2020

Revenues

Year Ended June 30,
(in 000’s)
2021	2020
$7,247	$16,367

Net revenues decreased 55.7% to $7.25 million for the year ended June 30, 2021 from $16.37 million for the prior fiscal year primarily due to the impact of COVID-19 on the exhibition industry. Backlog at June 30, 2021 and 2020 was $9.6 million and $10.9 million, respectively. Backlog represents orders expected to be realized in the next 6 months.

Gross Profit

Year Ended June 30,
(in 000’s),
2021	2020
$1,689	$4,334

Gross profit decreased 61.0% to $1.7 million for the year ended June 30, 2021 from $4.3 million for the prior fiscal year. As a percentage of total revenues, gross profit decreased to 23.3% for the year ended June 30, 2021 from 26.5% for the prior year. The decrease in gross margin as a percentage of revenues was driven primarily by product mix, as higher margin parts and services revenues made up a smaller percentage of total revenues. In addition, the margin decrease was affected by decrease in higher margin Caddy cupholder sales.

Research and Development

Year Ended June 30,
(in 000’s)
2021	2020
$152	$240

Decrease in research and development expense primarily associated with the impact of COVID-19. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Year Ended June 30,
(in 000’s)
2021	2020
$3,036	$4,714

The decrease in selling, general and administrative expense was due primarily to the impact of COVID-19 as the Company instituted cost containment measures, such as headcount reduction, executive pay reduction and cost avoidance.

Interest and Other (Expense)/ Income

Year Ended June 30,
(in 000’s)
2021	2020
$457	$(263)

The change in interest and other (expense)/income was primarily due to the inclusion of a gain associated with Payroll Protection Program (“PPP”) loan forgiveness of $.694 million, net of interest expense of $.237 million in 2021. The June 30, 2020 balance of $(.263) million consists entirely of interest expense.

Net Loss

Year Ended June 30,
(in 000’s)
2021	2020
$(1,042)	$(883)

Net loss was $(1,042) million for the year ended June 30, 2021 compared to a net loss of $(.883) million for the prior year. This increase in net loss was driven by lower revenue and related lower margins, partially offset by increase in other income.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash, credit facilities and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. We had total cash of $1.269 million at June 30, 2021 compared to $1.058 million at June 30, 2020. On July 12, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $11.5 million. Cash balance at August 31, 2021 was approximately $10.61 million.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, significantly reduced our service and distribution activities and temporarily reduced compensation of our executive officers and certain other employees. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. Furthermore, we received an aggregate of $1.4 million of financial support under the recently enacted COVID-19 relief (PPP loan) legislation in the U.S. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of additional support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive additional financial support through these programs. In the event of a sustained market deterioration, and continued declines in revenues, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.631 million for year ended June 30, 2021, due primarily to the operating loss combined with a decrease in payables and an increase in prepaids and other. Net cash used was also impacted by an increase in customer deposits. Net cash used in operating activities was $576,000 for the year ended June 30, 2020, due to the operating loss combined with net changes in working capital items of $150,000. The net change in working capital was primarily due to a decrease in accounts receivable, offset by decreases in accounts payable, accruals and customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the year ended June 30, 2021. This was comprised entirely of capital expenditures. Net cash provided by investing activities was $126,000 for the year ended June 30, 2020. This included $128,000 of cash acquired as a part of the Caddy acquisition net of $2,000 of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the year ended June 30, 2021. This increase relates to a $1.334 million MITQ working capital loan proceeds, a second PPP Loan for $.698 million received net of payments on debt. Net cash provided by financing activities of $926,000 for the year ended June 30, 2020 was due to proceeds from our Line of Credit plus the first PPP Loan for $.694 million, less payments on notes payable.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 55% and 46% of net revenues for the years ended June 30, 2021 and 2020, respectively. Trade accounts receivable from these customers represented approximately 18% and 39% of net receivables at June 30, 2021 and 2020, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2021 have been and our projected financial and operating results for fiscal 2022 are expected to be materially adversely affected. A continued significant decrease or interruption in business from our significant customers would continue to have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable and notes receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements consist principally of leasing equipment and facilities under operating leases. The future estimated payments under these arrangements are summarized below:

Operating leases	(in 000’s) Total Payments
2022	$285
2023	293
2024	302
2025	174
Total future lease payments	$1,054

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. A large part of our business is concerned with new theater builds, which often see substantial delays due to weather, but also financing timing, permits and governmental delays, and other unpredictable problems often associated with large real estate projects. Specifically, our revenue growth generally is higher during the first and fourth quarters of the fiscal year as the weather improves, the digital cinema market becomes more active and consumers begin new theater builds or remodel projects. During these periods, we tend to experience increased transaction volume. Conversely, our revenue growth generally slows during the second quarter of the fiscal year, as spending on new theater construction and theater improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in transaction volume also tends to slow during these periods. We expect this seasonality to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, our seasonality trends may vary in the future as we introduce new products to new industry verticals and we become less concentrated in the new theater construction and improvement sector.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Recently Issued Accounting Pronouncements

See Note 1, Business Activity and Summary of Significant Accounting Policies, to the consolidated financial statements for a description of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

The following accounting policies involve judgments and estimates used in preparation of the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Our accounting policies are discussed in Note 1 to the financial statements in this Report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition

On July 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on July 1, 2019. The modified retrospective approach required the Company to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of members’ deficit on July 1, 2019. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our members’ deficit since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended June 30, 2020 as a result of applying ASC 606.

Our accounting policy relating to revenue recognition reflects the impact of the adoption of this new standard. As a result of our adoption of ASC 606, we record revenue based on a five-step model. We sell our goods on terms that transfer title and risk of loss at a specified location, which may be our warehouse, destinations designated by our customer, port of loading or port of discharge, depending on the final destination of the goods or overtime for services. Product revenue is recognized when control of the promised goods is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we would provide the necessary provision against sales.

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price. The Company generally determines standalone selling prices based on the prices charged to customers.

If an arrangement involves multiple deliverables, the items are analyzed to determine the separate units of accounting, whether the items have value on a stand-alone basis and whether there is objective and reliable evidence of their fair values. The deliverables and timing depend upon the customer’s needs. Because the sales are so highly customized, separate sales are too infrequent to establish vendor specific objective evidence (VSOE). As a result, we use the best estimate of selling prices for other contract features. For services performed, revenue is recognized when the products have been installed and services have been rendered. Revenues from maintenance support or managed services contracts are deferred and recognized as earned ratably over the service coverage periods.

For equipment sales, revenue is generally recognized upon shipment of the product; however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product, as we legally retain the risk of loss on these transactions until such time.

Costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling fees billed to customers are reported in revenue. Shipping and handling costs incurred by the Company are included in cost of goods sold. Estimates used in the recognition of revenues and cost of goods sold include, but are not limited to, estimates for product warranties, price allowances and product returns.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to customer demand and the development of new technology, which could make our theater and digital media products obsolete, among other items.

Income Taxes

Prior to the effective date of the IPO, MiT was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of MiT being passed through to the members. As such, there is no recognition of federal or state income taxes provided for in the accompanying financial statements. Any uncertain tax position taken by the members is not an uncertain position of MiT.

In accordance with the operating agreement of MiT, to the extent possible without impairing MiT’s ability to continue to conduct its business and activities, and in order to permit its members to pay taxes on the taxable income of MiT, MiT makes distributions to members in the amounts equal to the estimated tax liability of its members computed as if members paid income tax at the highest marginal federal and state rate applicable to an individual resident of Fountain Valley, CA.

Upon the effective date the IPO, the former LLC members are eligible to receive a final tax distribution consisting of income taxes payable on LLC earnings from January 1, 2019 through the effective date of the IPO (the “Final Tax Distribution”). Purchasers of shares of common stock in the IPO did not receive any portion of the Final Tax Distribution. On and after such date, we became fully subject to federal and state income taxes. We have agreed to pay, and to indemnify, defend and hold harmless the members of LLC from any taxes which may at any time be asserted with respect to the Share Exchange.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth following Item 16 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2021, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, based on the material weaknesses in the Company’s internal control over financial reporting as described below, our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report.

During the years ended June 30, 2021 and 2020 and prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2021 and 2020, we determined that we had a material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

To address this weakness, we are in the process of instituting a number of accounting processes and procedures and hired a seasoned financial executive consultant as Interim Chief Financial Officer, who then became a regular employee full-time CFO when we became a public company. The CFO is also undertaking training of our senior and accounting personnel in the intricacies of being a public company.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, director nominees, executive officers and key personnel:

Name	Age	Title
Executive Officers and Directors:
Phil Rafnson	74	President, Chief Executive Officer and Chairman of the Board
Jose Delgado	58	Executive Vice President, Sales and Marketing
Bevan Wright	52	Executive Vice President, Operations
Michael Sherman	59	Chief Financial Officer
Katherine D. Crothall, Ph.D.	72	Director
John C. Stiska	79	Director
Scott Anderson	67	Director

Key Personnel:
Jerry Van de Rydt	68	Senior Vice President, FF& E Sales
David Richards	65	Senior Vice President, Engineering
Thomas Lipiec	58	Senior Vice President, Sales and Customer Service
Frank Tees	47	Vice President, Technical Sales & Support

Executive Officers and Directors:

Phil Rafnson has been our Chairman of the Board since the company’s founding in 2003 and became President and Chief Executive Officer in January 2021. Mr. Rafnson has been a major participant in the cinema equipment business for over 30 years going from a sound engineer for RCA Service Co. to National Sales Manager for Xetron Inc., to President and owner of Media Technology Source (MTS), one of the largest global cinema equipment distribution companies until he sold MTS in 1999. He has served as Board member of the International Theatre Equipment Association for 12 years and Officer and President of that association for more than 4 years. Mr. Rafnson’s experience in the cinema equipment industry qualifies him to serve on our board of directors.

Jose Delgado has been our Executive Vice President, Sales and Marketing since the company’s founding in 2003. Prior to joining MiT, Mr. Delgado spent fifteen years at Christie Digital Systems in increasing positions of responsibility, as National Sales Manager, Director of Sales, and Vice President of Sales. During his tenure he increased by 10-fold the cinema presentation product sales of Christie, helping the company become a major force in the cinema industry. Previously he held various positions at JVC, including Sales Representative for video products for the Los Angeles and Las Vegas markets.

Bevan Wright is a Company founding partner and has been our Executive Vice President, Operations since the Company’s founding in 2003. In the industry since 1985, Bevan spent ten years as Cinema Systems Product and Engineering Manager at Christie Digital Systems, directing product development and engineering support for all cinema product lines, managing the product lines to develop and bring to market fully-integrated solutions for cinema exhibitors. The previous nine years he held engineering and operations positions at Christie, United Artists, and with other cinema exhibitors. Mr. Wright has over 34 years of experience in the cinema industry in varying positions from operations to technical services and he holds the Bachelors of Science degree in Mechanical Engineering from Arizona State University, and two patents in cinema projection technology.

Michael Sherman, C.P.A., has been our Chief Financial Officer since July 2021 and was previously our Interim Chief Financial Officer since July 2018. A senior financial professional for over 25 years, Mr. Sherman has held executive finance positions within a range of companies, both public and private. Prior to joining MiT, Mr. Sherman was a Finance and Accounting Consultant primarily providing acquisition and other transactional services to companies in the Telecom and Manufacturing industries. At EBSCO Industries, he acted as Corporate Controller and Warehouse Director, while leading the financial integration and on-boarding of the acquisition of an online stand-up desk company in Waukegan, Illinois. At FDH Velocitel, he was responsible for finance and accounting integration aspects of the acquisition of FDH in Raleigh, North Carolina. At Mitsubishi Automation, as acting Corporate Controller, he was responsible for their $300 million Annual Operating Plan for North and South America, while overseeing all finance functions. Prior to consulting, he was Associate Vice President — Accounting for TCS Education System, where he was responsible for overall system accounting, the acquisitions of the Santa Barbara and Ventura Colleges of Law, as well as preparation and submission of the company’s IRS form 990 for 11 legal entities. Prior to that, he held a senior management position of Global Vice President of Finance with Liquid Controls Group, an operating group of IDEX, where he was responsible for 7 entities in 5 Countries. While there, he also led the acquisition of TopTech Systems in Florida and Faure Herman in France. Prior to IDEX, he was Vice President Finance for KaVo Dental, a Division of Danaher, where he was responsible for all aspects of Finance and Accounting. A former Public Accounting C.P.A. with Coopers & Lybrand for 6 years, where he provided audit, accounting, and business advisory services to a portfolio of clients engaged in the manufacturing and distribution sectors, he holds a bachelor degree in Accountancy from Northern Illinois University.

Katherine D. Crothall, Ph.D. became a Director in July 2021. Ms. Crothall has been the Chairman, Chief Executive Officer and President of Aspire Bariatrics, Inc. (“Aspire”) since November 2010. Prior to Aspire, Dr. Crothall served as a Principal of Liberty Venture Partners, Inc. from 2006 to November 2010. Prior to Liberty, she founded Animas Corporation in 1996 and served as its Chairman, President, Chief Executive Officer, led its $69 million IPO in 2004, and sold it to Johnson and Johnson in 2006. From October 1988 to September 1993, Dr. Crothall served as President and Chief Executive Officer of Luxar Corporation, which she founded in 1988, sold and manufactured CO2 lasers for cosmetic, oral, surgical, dental, dermatological and surgical applications. Dr. Crothall founded Laakmann Electro-Optics, which manufactured and marketed CO2 lasers and was sold to Johnson & Johnson in 1981. She was employed as an engineer at Hughes Aircraft from 1971 to 1978. She has been an Independent Director of Valeritas Holdings, Inc. since October 10, 2016. Dr. Crothall is a director of Adhezion BioMedical and a former Director of Xanitos, Inc. She served as a former Director of Othera Pharmaceuticals Inc., Intact Vascular, Inc., and Lungpacer, Inc. Dr. Crothall served as a Director of Animas Corp. since 1996 until its sale to J&J in 2006. She holds over 20 patents and is the recipient of several awards including the Ernst & Young Entrepreneur of the Year Award in 2003 and the Greater Philadelphia Raymond Rafferty Entrepreneurial Excellence Award in 2004. She has authored numerous technical papers and has given numerous papers at scientific/medical symposiums. Dr. Crothall holds a B.S. in Electrical Engineering from the University of Pennsylvania and Master of Science and a Ph.D. in Electrical Engineering from the University of Southern California. Dr. Crothall’s extensive experience in public company finance and acquisition experience qualifies her to serve on our board of directors.

John C. Stiska became a Director in July 2021. Since 2005, Mr. Stiska has been the principal of Regent Partners, a merchant banking firm, and was a Senior Advisor to Agility Capital, LLC, a venture lending fund from 2007 to 2013; prior to that he was Chairman of Commercial Bridge Capital, LLC, also a venture lending fund. Over the past two decades, John Stiska has served as a CEO, Chairman, Director and investor in more than thirty private and public companies. Underlying his extensive, twenty-year business leadership and development experience, and service on numerous Boards of Directors, John was a practicing Corporate and Securities partner at Brobeck, Phleger & Harrison, and of Counsel at Latham & Watkins. He also taught Securities Regulation as an Adjunct Professor of Law at the University of San Diego School of Law. He started his career and became a partner at Luce, Forward, Hamilton & Scripps, before being one of the founding partners of Aylward, Kintz, Stiska, Wassenaar and Shannahan, which merged into and became the San Diego Office of the Brobeck Firm, shortly after which time he joined Intermark, Inc. as President, and subsequently took Intermark, Inc. and its majority owned company Triton Group Ltd through an extensive Chapter 7 reorganization and refinancing, emerging as a successfully restructured public company, Triton Group Ltd. Mr. Stiska received a B.A. in Accounting, BBA, in 1965 and a J.D. from the University of Wisconsin in 1970. Mr. Stiska’s extensive experience in public company finance and related corporate matters qualifies him to serve on our board of directors.

Scott Lloyd Anderson, J.D., CPA became a Director in July 2021. Mr. Anderson practiced with KPMG as a tax CPA in the early 1980s and since 1983 has practiced as an attorney representing businesses and their respective owners. Mr. Anderson is a shareholder at the law firm of Fabyanske, Westra, Hart & Thomson, P.A., which he joined in 1985. Mr. Anderson was on the board of directors of the firm from 1988 through 2014 and was elected president of the firm over four different time frames. Over the last 30 years, Mr. Anderson has structured, negotiated and closed over 200 merger and acquisition transactions of privately held companies ranging in transaction value from a few million to over a billion dollars. Mr. Anderson has been on the board of directors of various construction companies and is a principal owner, director and officer of a safety engineering company, a small investment company and a small oil and gas company. Mr. Anderson also assisted with the initial organization of the Company in 2003. Mr. Anderson has a B.A. in Business Administration from Augsburg University located in Minneapolis, Minnesota and a J.D. from William Mitchell College of Law located in St. Paul, Minnesota. Mr. Anderson also taught accounting and business law at Augsburg University. Mr. Anderson’s extensive experience in finance and acquisition transactions and prior accounting experience qualifies him to serve on our board of directors.

Key Personnel:

Jerry Van de Rydt has been our Senior Vice President, FF&E Sales since 2005. Jerry has been involved in the cinema industry for over 30 years. Previously he ran the Los Angeles office of MTS, which under his leadership became the largest cinema equipment distributor on the West Coast, outfitting over 2,000 screens for clients such as Pacific, Edwards, Mann, Harkins, & Krikorian Theaters, Deluxe Laboratories just to name a few. In 2002, he started his own company, Rydt Entertainment Systems which MiT acquired three years later.

David Richards has been our Senior Vice President, Engineering since the company’s founding in 2003. Mr. Richards has nineteen years of experience in the cinema industry. He spent five years in engineering and engineering management positions at Christie. He has been active in SMPTE for the past eighteen years, and presently serves on several of the SMPTE DC28 digital cinema committees as well as the Film Technology committee and Projection Technology committee. Mr. Richards is past chair of the SMPTE Hollywood section (’96 – ’97), and was Program Chair for the first and second SMPTE Film Conferences, held in 1997 and 1998. He is the author of several SMPTE papers and articles for various trade publications. He has a background in mechanical, electronic and electrical engineering design.

Thomas Lipiec has been our Senior Vice President, Sales & Customer Service since shortly after the company’s founding in 2003. Mr. Lipiec has over 32 years of professional experience in the cinema industry. Tom’s career began by occupying several positions at various cinema exhibitors. He later obtained engineering positions at Lucasfilm/THX and was the Director of the post-production division of THX Ltd. Additionally, he was the Vice President of Business Development at Constellation 3D. Tom’s involvement with Lucasfilm included collaborations with Skywalker Sound and ILM, etc. These specific technical efforts gained him 2 movie credits for Star Wars: Episode I and Star Wars: Episode II (D.C. & DVD).

Frank Tees has been our Vice President, Technical Sales & Support since 2011. Mr. Tees started his cinema career in 1989, serving in most aspects of theater exhibition with Krikorian Premiere Theaters. He spent the past 15 years with the world’s largest exhibitor, Regal Entertainment Group, and since 2002 has been Director of Technical Services for the Southwest Region. He managed a team of technicians in preparation, installation and service of film and digital cinema equipment for 1000 screens in Southern California, Hawaii, Nevada and Arizona. Frank has extensive training on 3D and standard DLP and Sony projection systems and practical experience installing them in an integrated and networked environment. Frank also managed Regal’s technical training program and developed preventative maintenance and tracking guidelines to service systems according to their warranty.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Leadership Structure

Our board of directors does not have a policy on whether or not the role of the Chief Executive Officer and Chairman should be separate or, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, we operate with Mr. Rafnson serving as our Chairman and our Chief Executive Officer. We currently believe that Mr. Rafnson serving in both capacities best serves the Company and suits the talents, expertise and experience that Mr. Rafnson brings to the Company.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our board of directors. The board of directors may also establish other committees from time to time to assist our company and the board of directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, NYSE and SEC rules and regulations, as applicable. Each committee’s charter is available on our website at www.movingimagetech.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Report.

Board Member Independence

We are listed on the NYSE American and accordingly, we have applied the listing standards of the NYSE American in determining the “independence” of the members of our Board of Directors. Based on the listing standards of the NYSE American and after reviewing the relationships with members of our Board, our Board of Directors has determined that Katherine D. Crothall, Ph.D., John C. Stiska, Scott Lloyd Anderson qualify as independent directors. The nominating and governance committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The nominating and governance committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company’s on-going compliance with the independence standards of the NYSE American.

Audit committee

John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson serve on the audit committee, which is chaired by John C. Stiska. Our board of directors has determined that each are “independent” for audit committee purposes as that term is defined by the rules of the SEC and NYSE, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated John C. Stiska as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.

Compensation committee

John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson serve on the compensation committee, which is chaired by Katherine D. Crothall, Ph.D. Our board of directors has determined that each member of the compensation is “independent” as defined in the applicable NYSE rules. The compensation committee’s responsibilities include:

•	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer, and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;

•	reviewing and recommending to the board of directors the cash compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable NYSE rules;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and recommending to the board of directors the compensation of our directors; and

•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement.

None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Nominating and corporate governance committee

John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson serve on the nominating and corporate governance committee, which is chaired by Scott Lloyd Anderson. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable NYSE rules. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors’ criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	reviewing and recommending to the board of directors’ appropriate corporate governance guidelines; and

•	overseeing the evaluation of our board of directors.

Code of business conduct and ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A current copy of this code is posted on the Corporate Governance section of our website, which is located at www.movingimagetech.com. The information on our website is deemed not to be incorporated in this Report or to be a part of this Report. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Delinquent Section 16(a) Reports

There are no delinquent Section 16(a) reports since the Company became subject to the Exchange Act on July 7, 2021, after its 2021 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2021 and 2020. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Glenn Sherman(1)	2021	$46,440	—	—	—	—	—	$46,440
Former President and Chief Executive Officer	2020	$112,913	—	—	—	—	—	$112,913

Philip Rafnson(1)	2021	$39,000	$25,000	—	—	—	—	$64,000
President and Chief Executive Officer	2020	$0.00	—	—	—	—	—	$0.00

Jose Delgado	2021	$161,135	—	—	—	—	—	$161,135
Executive Vice President, Sales and Marketing	2020	$195,058	—	—	—	—	—	$195,058

Bevan Wright	2021	$152,654	—	—	—	—	—	$152,654
Executive Vice President, Operations	2020	$195,058	—	—	—	—	—	$195,058

Michael Sherman	2021	$146,000	—	—	—	—	—	$146,000
Chief Financial Officer(2)	2020	$178,000	—	—	—	—	—	$178,000

(1) Glenn Sherman stepped down as President and Chief Executive Officer in January 2021. In February 2021, Mr. Rafnson assumed this position.

(2) Effective August 1, 2018, Michael Sherman was appointed Interim Chief Financial Officer at an annual salary of $208,000. Mr. Sherman was appointed Chief Financial Officer on July 12, 2021.

Employment Agreements

We currently do not maintain any employment, severance or change in control agreements with our named executive officers. In addition, our named executive officers are not entitled to any payments or other benefits in connection with a termination of employment or a change in control.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding for any named executive officer as of June 30, 2021.

2019 Incentive Stock Plan

We have adopted a 2019 Omnibus Incentive Stock Plan (the “Plan”). An aggregate of 750,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates.

The Plan shall be initially administered by the Board. The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, other stock-based awards and cash-based incentive awards.

Stock Options.   The Plan administrator may grant to a participant options to purchase our common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Plan administrator. The exercise price for stock options will be determined by the Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights.   The Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

Restricted Shares and Restricted Units.   The Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant Units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted Units”). The terms and conditions of restricted share and restricted Unit awards are determined by the Plan administrator.

Performance Awards.   The Plan administrator may grant performance awards to participants under such terms and conditions as the Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock or a combination thereof, as determined by the Plan administrator.

Other Stock-Based Awards.   The Plan administrator may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted Units, or performance awards. The terms and conditions of each other stock-based award will be determined by the Plan administrator. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Plan administrator.

Cash-Based Awards.   The Plan administrator may grant cash-based incentive compensation awards, which would include performance-based annual cash incentive compensation to be paid to covered employees subject to Section 162(m) of the Code. The terms and conditions of each cash-based award will be determined by the Plan administrator.

Compensation of Directors

No obligations with respect to compensation for non-employee directors have been accrued or paid for any periods presented in this Report.

Going forward, our board of directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our board of directors also believes that a significant portion of the total compensation package for our non-employee directors should be equity-based to align the interest of these directors with our stockholders. On July 7, 2021, the effective date of the IPO,, each of our non-management directors were granted options to purchase 50,000 shares of common stock at a per share exercise price of $3.00. The options vest over a one year period of time.

Directors who are also our employees will not receive any additional compensation for their service on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our directors and director nominees; and

•	all of our current executive officers, directors and director nominees as a group.

Applicable percentage ownership is based on 10,626,738 shares of Common Stock outstanding at September 13, 2021.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common Stock listed below have sole voting and investment power with respect to the shares shown.

Unless otherwise noted below, the address of each person listed on the table is c/o Moving iMage Technologies, Inc., 17760 Newhope Street, Fountain Valley, CA 92708.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	%
Named Executive Officers and Directors
Phil Rafnson(1)	2,033,128	19.1%
Bevan Wright	590,630	5.6%
Jose Delgado	511,503	4.8%
Michael Sherman	—	*
Katherine D. Crothall, Ph.D.	—	—
John C. Stiska	—	—
Scott Anderson	—	—
All executive officers, directors as a group (10 persons)	3,135,261	29.5%
5% Stockholders:
David Richards	328,307	3.1%

* Less than 1%

(1) Represents shares held by Sound Management Investors, LLC, an entity wholly-owned and controlled by Mr. Rafnson.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All amounts due to Caddy by the Company further to the acquisition of Caddy are personally guaranteed by Phil Rafnson, our Chairman of the Board. In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors in relation to these personal guarantees provided in conjunction with financing Company debt. See Debt footnote.

In October 2019, the Company executed a loan agreement with an unaffiliated lender to provide a $1.0 million asset-based bridge loan to be used for working capital purposes. Funds borrowed bear interest at 13% per annum and are due and payable one year from the origination date of the loan. The loan is secured by all assets of the Company and is personally guaranteed by Phil Rafnson, our Chairman of the Board. Sound Management Investors, LLC, an entity controlled by Mr. Rafnson, has pledged all shares of the Company held by it as further security for the repayment of such loan. In July 2021, 100% of the outstanding balance, plus accrued interest, was paid off in full. In conjunction, all security interests have been terminated.

In July 2020, Glenn Sherman, our former President, and David Richards, our Senior Vice President, Engineering and a 5% stockholder, purchased 97,334 and 5,000 shares, respectively, of Acquisition Co. at $1.50 per share.

We have agreed to indemnify, defend and hold harmless the members of Moving iMage Technologies LLC from any taxes which may at any time be asserted with respect to the Share Exchange.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the DGCL. We also intend to purchase a policy of directors’ and officers’ liability insurance that will insure our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances. For further information, see “Executive Compensation —  Limitation on Liability and Indemnification Matters.”

Policies and Procedures Regarding Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee will be tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of any related party transactions policy.

A “related person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5% of our Common Stock;

•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Common Stock; or

•	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by CohnReznick in the fiscal years ended June 30, 2021 and 2020. All fees described below were approved by the Board:

	For the fiscal years ended June 30
	2021	2020
Audit Fees (1)	$243,976	$290,783
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$243,976	$290,783

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements have been included in Item 8 above.

(a)(2)  Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3)  Exhibits

The exhibits are incorporated by reference from the Exhibit Index attached hereto.

ITEM 16.	FORM 10-K SUMMARY

None.

MOVING IMAGE TECHNOLOGIES, LLC

FINANCIAL STATEMENTS

June 30, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Moving iMage Technologies, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moving iMage Technologies, LLC (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in members’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for years then ended, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2018.

Jericho, NY

September 29, 2021

MOVING IMAGE TECHNOLOGIES, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2021	2020
Assets
Current Assets:
Cash	$1,269	$1,058
Accounts receivable, net	454	809
Inventories, net	1,534	1,594
Prepaid expenses and other	86	77
Total Current Assets	3,343	3,538
Long-Term Assets:
Property, plant and equipment, net	21	151
Intangibles, net	935	1,030
Goodwill	287	287
Other assets	1,133	698
Total Long-Term Assets	2,376	2,166
Total Assets	$5,719	$5,704

Liabilities And Members’ Deficit
Current Liabilities:
Accounts payable	$1,911	$2,694
Accrued expenses	620	454
Customer deposits	1,339	828
Line of credit	590	75
Notes payable – related party	1,272	-
Notes payable – current	237	444
Unearned warranty revenue	34	26
Total Current Liabilities	6,003	4,521

Long-Term Liabilities:
Notes payable, net of current portion	1,702	1,557
Line of credit, net of current portion	-	575
Deferred rent	25	20
Total Long-Term Liabilities	1,727	2,152
Total Liabilities	7,730	6,673
Members’ Deficit	(2,011)	(969)
Total Liabilities and Members’ Deficit	$5,719	$5,704

The accompanying Notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, LLC

CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended June 30, 2021	Year Ended June 30, 2020
Net sales	$7,247	$16,367
Cost of goods sold	5,558	12,033
Gross profit	1,689	4,334

Operating expenses:
Research and development	152	240
Selling and marketing	1,458	2,295
General and administrative	1,578	2,419
Total operating expenses	3,188	4,954
Operating loss	(1,499)	(620)
Other expenses (income)
PPP loan forgiveness	(694)	—
Interest expense	237	263
Total other expense (income)	(457)	263
Net loss	$(1,042)	$(883)

Pro Forma C-Corporation Information (Unaudited) — See Note 10

Historical net loss before income taxes	$(1,042)	$(883)
Pro forma benefit for income taxes	(292)	(247)
Pro forma net loss	$(750)	$(636)
Pro forma net loss per common share basic	$(.13)	$(.11)
Pro forma shares outstanding: basic	5,666,667	5,666,667
Pro forma net loss per common share diluted	$(.13)	$(.11)
Pro forma shares outstanding: diluted	5,666,667	5,666,667

The accompanying Notes are an integral part of these consolidated financial statements

MOVING IMAGE TECHNOLOGIES, LLC

CONSOLIDATED STATEMENTS OF
CHANGES IN MEMBERS’ DEFICIT
(in thousands)

Balance June 30, 2019	$(86)
Net loss	(883)
Balance June 30, 2020	(969)
Net loss	(1,042)
Balance June 30, 2021	$(2,011)

The accompanying Notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, LLC

CONSOLIDATED

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30, 2021	Year Ended June 30, 2020
Cash flows from operating activities:

Net loss	$(1,042)	$(883)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	—	(150)
PPP loan forgiveness	(694)	—
Provision for doubtful accounts	73	80
Depreciation expense	132	126
Amortization expense	95	88
Deferred rent	5	13

Changes in operating assets and liabilities
Accounts receivable	282	1,478
Inventories	60	89
Prepaid expenses and other	(428)	220
Accounts payable	(783)	(352)
Accrued expenses	166	(1,060)
Unearned warranty revenue	(8)	(42)
Customer deposits	511	(183)
Net cash used in operating activities	(1,631)	(576)
Cash flows from investing activities
Cash acquired in business combination	—	128
Purchases of property, plant and equipment	(2)	(2)
Cash flows from investing activities	(2)	126

Cash flows from financing activities
Payments on notes payable	(128)	(418)
Net borrowings (payments) on line of credit	(60)	650
Proceeds from notes payable	1,334	—
PPP Loan proceeds	698	694
Net cash provided by financing activities	1,844	926
Net increase in cash	211	476
Cash, beginning of the year	1,058	582
Cash, end of the year	$1,269	$1,058
Non-cash investing and financing activities:
Deferred IPO costs	$246	$263
Acquisition of certain Caddy net assets by issuing notes payable	$—	$1,905
Cash paid during the period:
Interest	$237	$183

The accompanying Notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, LLC, (“MiT LLC” or the “Company”) a Delaware limited liability company formed in September 2003, designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. MiT LLC offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. MiT LLC offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. MiT LLC also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Through its wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA “Caddy Products”), the company designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange: On July 7, 2021, in connection with the initial public offering of Moving iMage Technologies, Inc. (the “PubCo”), MiT LLC entered into an Exchange Agreement (the “Exchange Agreement”) whereby  the equity holders of MiT LLC, assigned and transferred to PubCo their units of MiT LLC, in exchange for an aggregate of 2,350,000 shares of Common Stock of PubCo (the “Share Exchange”). MiT LLC is considered the acquirer for accounting purposes.

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of PubCo and is the entity where the Company’s business operations are located.  However, since the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, this Annual Report on Form 10-K includes the audited consolidated financial statements, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", discusses the results of operations, of MiT LLC for the fiscal year ended June 30, 2021.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Initial Public Offering: On July 12, 2021, Moving iMage Technologies, Inc. (“PubCo”) closed its initial public offering, (“IPO”) and issued 4,830,000 shares of its common stock at a price of $3.00 per share for net proceeds of approximately $11,469,000 after deducting underwriting discounts, commissions, and other expenses of approximately $1,906,100. In connection with the IPO, all MiT LLC membership units were exchanged for 2,350,000 shares of PubCo common stock. On July 12, 2021, in connection with the PubCo’s IPO, cashless warrants were exercised for the right to purchase 44,888 shares of the Company’s common stock.

COVID-19 Impact and Liquidity: In December 2019, COVID-19 was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until cinemas can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2021 have been, and our projected financial and operating results for fiscal 2022, are expected to be, materially adversely affected.

The ultimate impact of the COVID-19 pandemic on our business and results of operations beyond fiscal 2021 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. We expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

Recently, several of the larger theater chains have reopened in many parts of the United States. The ability of these chains to reopen is predicated in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. It is reasonable to expect that any such reopening’s will be done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, significantly reduced our service and distribution activities and temporarily reduced compensation of our executive officers and certain other employees. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches.

The Company has recognized recurring losses. The Company had a working capital deficit of $(2,660,000) and $(983,000) at June 30, 2021 and 2020, respectively. Members’ deficit was $(2,011,000) and $(969,000) at June 30, 2021 and 2020, respectively. Cash as of June 30, 2021 was $1,269,000 and the Company incurred a net loss of $(1,042,000) and $(883,000) for the years ended June 30, 2021 and 2020, respectively. The Company incurred negative operating cash flow of $(1,631,000) and $(576,000) for the years ended June 30, 2021 and 2020, respectively.

As of the date these financial statements were issued, with the actions taken above, existing cash, and cash raised from our initial public offering (See Initial Public Offering), the Company will have sufficient liquidity to fund operations and essential capital expenditures for the 12 months from the date these financial statements were issued.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Moving iMage Technologies, LLC and its wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA Caddy Products). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Measurement of Fair Values: The Company’s accounting policies and disclosures require the measurement of fair values, for both financial and non-financial assets and liabilities on either a recurring or nonrecurring basis. When measuring the fair value of an asset or a liability, the Company uses observable market data to the extent such information is available. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

— Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.

— Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).

— Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs). If the inputs used to measure the fair value of an asset or a liability fall into different levels of the fair value hierarchy, then the fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering Costs: The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in members’ deficit as a reduction of proceeds received as a result of the offering. Should the equity financing to which those costs relate no longer be considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the statement of operations at such time.

As of June 30, 2021 and 2020, $1.1 million and $0.698 million, respectively, of deferred offering costs are capitalized in other assets. In July 2021, these costs were reclassified to Equity upon completion of the above IPO.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (including sales returns, bad debts, inventory reserves, warranty reserves, purchase price allocation and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Concentration of Cash: The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash balances.

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2021 and 2020, the allowance for bad debts is approximately $356,000 and $283,000, respectively.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2021 and 2020, inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: On July 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on July 1, 2019. The modified retrospective approach required the Company to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of members’ deficit on July 1, 2019. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our members’ equity since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended June 30, 2020 as a result of applying ASC 606.

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer and when performance conditions are satisfied as per the agreement, in an amount that reflects the consideration that we expect to receive in exchange for those goods as per the agreement with the customer. We generate all our revenue from agreements with customers. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

The Company considers the U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent. Factors considered include whether the Company is the primary obligor, has risks and rewards of ownership, and bears the risk that a customer may not pay for the products provided or services performed. If there are circumstances where the above criteria are not met, revenues recognized are presented net of cost of goods sold.

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). The Company does not have contract assets that represent conditional rights to consideration. Accounts Receivable balance as of July 1, 2019 was $2.128 million. There were no other contract assets as of June 30, 2021 or 2020.

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the year ended June 30, 2020 included $1.079 million for revenue recognized that was included in contract liability as of July 1, 2019. The change in contract liabilities (customer deposits and unearned warranty revenue) during the year ended June 30, 2021 included $.690 million for revenue recognized that was included in contract liability as of July 1, 2020. Contract liabilities as of July 1, 2019 were $1.079 million.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, and shipping and handling costs, and sales taxes. Taxes collected from customers are included in Accounts Payable on a net basis (excluded from revenues) until remitted to the government.

Deferred contract acquisition costs consist of sales commissions paid to the sales force and the related employer payroll taxes, collectively “deferred contract acquisition costs”, are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined that sales commissions paid are an immaterial component of obtaining a customer’s contract and has elected to expense sales commissions when earned.

	For the years ended
Disaggregation of Revenue (in 000’s):	June 30, 2021	June 30, 2020
Equipment upon delivery (point in time)	$7,093	$16,658
Installation (point in time)	154	303
Software and services (over time)	—	406
Total revenues	$7,247	$16,367

Revenue from the sale of equipment is recognized upon delivery of such equipment to customers and performance conditions are satisfied.

Revenue from installation is recognized upon completion of installation project and performance obligation is complete.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year. Services revenues are generally recognized over time as the contracts are performed.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Returns and Allowances: The Company records allowances for discounts and product returns at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends.

Shipping and Handling Costs: Shipping and handling costs are included in cost of goods sold and are recognized as a period expense during the period in which they are incurred.

Advertising Costs: Advertising costs of approximately $19,000 in 2021 and $14,000 for 2020 are expensed as incurred within selling and marketing expenses.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

The Company tested goodwill impairment in relation to the COVID-19 pandemic and no impairments were identified for the years ended June 30, 2021 or 2020.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the years ended June 30, 2021 or 2020.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations: The Company includes the results of operations of the businesses that it acquires commencing on the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Income Taxes: The Company is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the members. As such, there is no recognition of federal or state income taxes in the accompanying financial statements. Any uncertain tax position taken by the members is not an uncertain position of the Company.

In accordance with the operating agreement of MiT, to the extent possible without impairing the Company’s ability to continue to conduct its business and activities, and in order to permit its members to pay taxes on the taxable income of the Company, MiT makes distributions to members in the amounts equal to the estimated tax liability of its members computed as if members paid income tax at the highest marginal federal and state rate applicable to an individual resident of Fountain Valley, CA. There were no member distributions in the years ended June 30, 2021 or 2020.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2021 and 2020, the Company has established a warranty reserve of $29,000 and $65,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	June 30,
	2021	2020
Product warranty liability beginning of period	$65	$111
Accruals for warranties issued	29	18
Change in estimates	(37)	-
Settlements made	(28)	(64)
Product warranty liability end of the period	$29	$65

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not yet evaluated the impact of this standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial position and results of operations upon adoption.

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Consolidated Company.

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30, 2021	June 30, 2020
Production equipment	$307	$307
Leasehold improvements	202	202
Furniture and fixtures	45	45
Computer equipment	44	42
Other equipment	114	114
	712	710
Accumulated depreciation	691	559
Net property plant and equipment	$21	$151

Depreciation expense related to property, plant and equipment was $132,000 in 2021 and $126,000 in 2020, with $120,000 and $111,000 included in cost of goods sold and $12,000 and $15,000 in general and administrative expense, respectively.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2021 (in thousands):

	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer relations	11 years	$970	$169	$801
Patents	20 years	70	7	63
Trademark	20 years	78	7	71
		$1,118	$183	$935

The following table summarizes the Company’s intangible assets as of June 30, 2020 (in thousands):

	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer relations	11 years	$970	$81	$889
Patents	20 years	70	3	67
Trademark	20 years	78	4	74
		$1,118	$88	$1,030

Amortization expense was $95,000 and $88,000 for the years ended June 30, 2021 and 2020, respectively, and are included in general and administrative expense.

Goodwill – June 30, 2019	$-
Caddy acquisition	287
Goodwill – June 30, 2020	287
Goodwill – June 30, 2021	$287

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS (continued)

Estimated amortization expense related to intangible assets subject to amortization at June 30,2021 in each of the five fiscal years subsequent to June 30, 2021, and thereafter is as follows (amounts in thousands):

2022	$96
2023	96
2024	96
2025	96
2026	96
Thereafter	455
Total	$935

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,
	2021	2020
Employee compensation	$485	$168
Others	135	286
Total	$620	$454

NOTE 5 — DEBT

Line of Credit

In October 2019, the Company executed a line of credit agreement with an unaffiliated lender to provide a $1.0 million asset-based bridge loan to be used for working capital purposes. Funds are available on a borrowing base formula with an advance rate of 75% of Moving iMage Technologies, LLC’s accounts receivable less than 90 days in age (excluding Caddy’s receivables). Funds borrowed bear interest at 13% per annum and are due and payable one year from the origination date of the loan. The loan is secured by all assets of the Company and is personally guaranteed by Phil Rafnson, our CEO and Chairman of the Board. Sound Management Investors, LLC, an entity controlled by Mr. Rafnson, pledged all membership units of the Company held by it as further security for the repayment of such loan. In connection therewith, on the effective date of the initial public offering, the Company will issue the lender a warrant to acquire $350,000 of shares of common stock at a per share exercise price equal to the initial public offering price, 83,333 shares underlying said warrant at the assumed initial public offering price of $3.00 per share. Approximately $400,000 of the proceeds from the loan were used to pay amounts owed to Caddy for the closing note further to the Caddy acquisition.

In March 2020, the Company was informed that it is in default on this loan agreement due to the impact of COVID-19 on our customers’ ability to pay. In April 2020, the Company executed an amendment to pay down $350,000 of the outstanding balance. In addition, monthly interest-only payments on the outstanding amount are due on the first day of each month. Loan covenants have been removed. The line of credit is due September 2021 at an interest rate of 13% per annum. No further borrowings are available under this agreement from March 31, 2020. As of June 30, 2021, the outstnading balance of this line of credit was $590,000. In July 2021, the outstanding balance was paid in full.

Long-term debt at June 30, 2021 and 2020 was as follows (in thousands):

	2021			2020
	Balance	Current	Long Term	Balance	Current	Long Term
Caddy promissory note	$1,059	$142	$917	$1,117	$119	$998
PPP loan	698	73	625	694	307	387
Caddy indemnity promissory note	182	22	160	190	18	172
Total	$1,939	$237	$1,702	$2,001	$444	$1,557

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEBT (continued)

The Caddy Promissory note is payable in monthly installments through August 2024 at an interest rate of Prime plus 2.75%. The Caddy Indemnity note is payable in monthly installments due July 2024 at an interest rate of Prime plus 2.75%. On January 1, 2020, the interest rate margin increased to 3.75% on both notes. All of the notes are collateralized by Caddy assets. In addition, the notes are guaranteed by Phil Rafnson, the Company’s majority shareholder. In August 2021, all related notes and balances were paid in full.

Paycheck Protection Program:

On May 6, 2020, the Company received loan proceeds in the amount of approximately $694,000 under the Paycheck Protection Program (“PPP”). On March 13, 2021, the Company received a second PPP loan receiving proceeds in the amount of approximately $698,000. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In May 2021, the Company received notification from the SBA that the first loan in the amount of $694,000, including accrued interest, has been fully forgiven.

As of June 30, 2021, the outstanding balance of the second PPP loan was $698,000, of which $73,000 is included in notes payable current in the consolidated balance sheets.

Any unforgiven portion of a PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the second loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the second loan, in whole or in part.

NOTE 6 — MEMBERS’ EQUITY

As of June 30, 2020, the Company had one class of membership units outstanding, consisting of 9,900 Class B Voting Membership Units.

NOTE 7 — RELATED PARTY TRANSACTIONS

In July 2020, the Company received a $784,000 forgivable noninterest-bearing working capital loan from PubCo, (formerly MIT Acquisition, Inc.), an affiliated entity. In September 2020, the PubCo. signed a Letter of Intent to provide the Company additional borrowings, under the same terms as the working capital loan. In February and March 2021, the proceeds of approximately $550,000 were received by the Company under this agreement providing additional working capital.

As of June 30, 2021, the outstanding balance under this agreement is $1.272 million. Per terms of the loan agreement, this entire amount was forgiven in conjunction with the Company’s IPO in July 2021.

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing company debt. See Debt footnote.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: One customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2021. There was no outstanding balance related to this customer at June 30, 2021. No customers accounted for more than 10% of sales for the year ended June 30, 2020.

Vendors: No vendor provided more than 10% of the Company’s purchases for the year ended June 30, 2021.

Approximately 14% and 13% of the Company’s purchases were provided by two vendors for the year ended June 30, 2020. At June 30, 2020, the amount in outstanding payables related to these two vendors was approximately $760,000.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Rent expense was $281,000 in 2021 and $285,000 in 2020. In September 2018, the Company reached an agreement to extend the executive office lease effective February 1, 2019 by an additional five years. The monthly rent payable for the first year of the newly extended term is $12,620 and will be increased by 3% on each anniversary date. In April 2020, the Company reached an agreement whereby April, May and June 2020 monthly rent payments related to this lease in the amount of $19,500 are deferred but payable in six monthly installments of $3,250 commencing on the first day of July 2020. In addition, the term of the lease was extended for one year from the anniversary date.

Also, in September 2018, the Company reached an agreement to extend the warehouse lease effective February 1, 2019 by an additional five years. The monthly rent payable for the first year of the newly extended term is $9,465 and will be increased by 3% on each anniversary date. In April 2020, the Company reached an agreement whereby April, May and June 2020 monthly rent payments in the amount of $14,624 are deferred but payable in six monthly installments of $2,437 commencing on the first day of July 2020. In addition, the term of the lease was extended for one year from the anniversary date.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments at June 30, 2021 under these arrangements are as follows:

Operating leases	(in thousands) Total Payments
2022	$285
2023	293
2024	302
2025	174
Total future minimum lease payments	$1,054

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 10 — PRO FORMA INCOME TAXES AND INCOME PER SHARE (Unaudited)

Immediately prior to the effectiveness of the Company’s registration statement on Form S-1, the Company converted into a Delaware C-corporation and is subject to federal and state income taxes. Accordingly, a pro forma income tax provision has been disclosed as if the Company was a corporation for all periods presented. For the purposes of the pro forma tax provision, we have applied a 28% combined federal and state income rate.

A pro forma net loss or income per common share has been disclosed for the years ended June 30, 2021 and 2020, assuming that an appropriate exchange ratio will be used to exchange the Class B Membership Interests for shares of common stock at the time of the proposed initial public offering such that the number of shares of common stock outstanding on a basic basis will be 5,666,667 on and immediately prior to the effective date of the offering, and 5,750,333 immediately prior to the closing date of the offering.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACQUISITION

On July 28, 2019, the Company completed the acquisition of Caddy. Caddy designs, manufactures and distributes patented cup holders, trays, advertising displays and theater step and aisle lighting. Caddy products are utilized in many facilities throughout more than 91 countries worldwide. Its markets include the cinema, sports stadiums, grocery, performing arts, worship and retail industries. Caddy was acquired for an aggregate purchase price of $2.013 million, consisting of a $0.377 million Closing Promissory Note, a $1.178 million Promissory Note, a $0.2 million Indemnity Promissory Note and contingent consideration valued at $0.15 million, and the assumption of $0.108 million of liabilities as of the opening balance sheet date. The contingent consideration is based on the achievement of financial objectives during the 12-month period following the close of the transaction which expired in July 2020. The following table summarizes (in thousands) the fair value of the consideration transferred or to be transferred, to acquire Caddy:

(in thousands)
Notes issued for the acquisition	$1,905
Liabilities assumed	108
$2,013

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACQUISITION (continued)

As this acquisition was effective on July 28, 2019, the results of operations of Caddy are included in the consolidated financial statements for the period beginning July 29, 2019.

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

The following table summarizes (in thousands) the purchase price allocation for the acquisition:

Cash	$128
Accounts receivable and other assets	239
Property plant and equipment, net	241
Customer relationships	970
Patents	70
Trademark	78
Total identifiable assets acquired	1,726
Goodwill	287
Net assets acquired	$2,013

The estimated fair value of the patents and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer relationships was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of these asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value of the customer relationships, and trademarks and patents, at the acquisition date, was 25.4%. The remaining useful lives of the trademark was based on its level of recognition in the marketplace as a market leader for cupholders and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on the customer attrition and the projected economic benefit of these clients.

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACQUISITION (continued)

The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted gross profit approach. The fair value of the contingent consideration as of September 30, 2019 was $0.15 million and the Company has recorded this amount in liabilities on the financial statements. Any subsequent changes in the fair value of the contingent consideration obligations will be recorded in the consolidated statements of operations. The criteria were not met and no money has been paid.

The amounts assigned to customer relationships and trademark are amortized over the estimated useful life of 11 years and 20 years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 15 years.

Pro forma Financial Information (UNAUDITED):

The pro forma results presented below include the effects of the Company’s acquisition on July 28, 2019 as if it occurred on July 1, 2019.

Year ended June 30, 2020
Revenue	$16,525
Net loss	$(902)

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2020:

June 30, 2020
Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration – business combinations	$-	$-	$-
Total Liabilities	$-	$-	$-

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

The following table represents the changes in the estimated fair value of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the year ended June 30, 2020:

(in thousands)	Year Ended June 30, 2020
Fair value measurement at beginning of period	$-
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	150
Changes in fair values, recorded in operating expenses	(150)
Payments of contingent consideration	-
Fair value measurement at end of period	$-

MOVING IMAGE TECHNOLOGIES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — FAIR VALUE MEASUREMENTS (continued)

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in the fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

Contingent Consideration – Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using probability-weighted gross profit approach. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models is consideration at each reporting period, and any changes in the fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses.

Other Financial Instruments - The carrying amounts of accounts receivable, accounts payable, and notes payable approximate fair value due to their short maturities.

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fountain Valley, State of California, on September 29, 2021.

Moving iMage Technologies, Inc.

By:	/s/ Phil Rafnson
Phil Rafnson
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phil Rafnson and Michael Sherman, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date

/s/ Phil Rafnson	President, Chief Executive Officer and Chairman of the Board	September 29, 2021
Phil Rafnson	(Principal Executive Officer)

/s/ Michael Sherman	Chief Financial Officer	September 29, 2021
Michael Sherman	(Principal Financial and Accounting Officer)

/s/ Katherine D. Crothall, Ph.D.	Director	September 29, 2021
Katherine D. Crothall, Ph.D.

/s/ John C. Stiska	Director	September 29, 2021
John C. Stiska

/s/ Scott Anderson	Director	September 29, 2021
Scott Anderson

EXHIBIT INDEX

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
1.1	Underwriting Agreement dated July 7, 2021 between Moving iMage Technologies, Inc. and Boustead Securities, LLC, as representative of the underwriters named therein	8-K	001-40511	1.1	7/13/21
3.1	Certificate of Incorporation, as amended	S-1/A	333-234159	3.1	10/1/20
3.2	Bylaws	S-1/A	333-234159	3.2	10/1/20
4.1	Form of Common Stock Certificate	S-1/A	333-234159	4.1	2/21/20
4.2	Representative’s Warrant dated July 12, 2021	8-K	001-40511	4.1	7/13/21
10.1	Management Services Agreement dated October 3, 2018 between the Company and Caddy Products, Inc.	S-1/A	333-234159	10.1	10/11/19
10.2	Form of Indemnity Agreement between the Company and its directors and officers	S-1/A	333-234159	10.2	2/21/20
10.3	2019 Omnibus Incentive Plan	S-1/A	333-234159	10.3	10/11/19
10.3(a)	Form of Stock Option Award Agreement	S-1/A	333-234159	10.3(a)	10/11/19
10.3(b)	Form of Restricted Stock Award Agreement	S-1/A	333-234159	10.3(b)	10/11/19
10.3(c)	Form of Restricted Stock Unit Agreement	S-1/A	333-234159	10.3(c)	10/11/19
10.6	Term Sheet dated July 24, 2018 between the Company and Caddy Products, Inc.	S-1/A	333-234159	10.6	10/11/19
10.7	Agreement and Plan of Merger and Reorganization dated July 3, 2017 among Monster Digital, Inc., the Company and Innovate Biopharmaceuticals, Inc.	8-K	001-37797*	2.1	7/6/17
10.8	Asset Purchase Agreement dated effective as of January 1, 2019 by and among Moving iMage Technologies, LLC, MiT Acquisition Co. LLC, Caddy Products, Inc., and the Estate of Peter Bergin	S-1/A	333-234159	10.8	2/21/20
10.9	Loan Agreement dated as of October 24, 2019 by and between Agility Capital III, LLC Moving iMage Technologies, LLC and MiT Acquisition Co. LLC	S-1/A	333-234159	10.9	2/21/20
10.10	Exchange Agreement dated July 7, 2021 among the Company, and the Members of Moving iMage Technologies, LLC	8-K	001-40511	10.1	7/13/21
21.1	List of Subsidiaries					✓
23.1	Consent of CohnReznick LLP
24	Power of Attorney (included on signature page)					✓
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓

† Compensatory plan or arrangement

* Form 8-K filed by 9 Meters Biopharma, Inc.( formerly Innovate Biopharmaceuticals, Inc. and formerly Monster Digital, Inc.).