Form 10-Q
period 2021-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2021-11-15
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number: 001-40511

Moving iMage Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-0232845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17760 Newhope Street,
Fountain Valley, California	92708
(Address of principal executive offices)	(Address of principal executive offices)

(714) 751-7998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	MITQ	NYSE American LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

As of November 4, 2021, there were 10,636,278 of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

		Page
PART I - FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and June 30, 2021	3
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Members’ Equity (Deficit) (unaudited) for the three months ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27

PART II - OTHER INFORMATION		28

ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Mine Safety Disclosures	28
ITEM 5.	Other Information	29
ITEM 6.	Exhibits	29
SIGNATURES		30

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2021	2021
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$11,029	$1,269
Accounts receivable, net	898	454
Inventories, net	1,911	1,534
Prepaid expenses and other	642	86
Total Current Assets	14,480	3,343
Long-Term Assets:
Property, plant and equipment, net	8	21
Intangibles, net	911	935
Goodwill	287	287
Other assets	16	1,133
Total Long-Term Assets	1,222	2,376
Total Assets	$15,702	$5,719

Liabilities And Stockholders’ Equity/Members’ Deficit
Current Liabilities:
Accounts payable	$1,841	$1,911
Accrued expenses	402	620
Customer deposits	2,709	1,339
Line of credit	—	590
Notes payable – related party	—	1,272
Notes payable – current	110	237
Unearned warranty revenue	34	34
Total Current Liabilities	5,096	6,003

Long-Term Liabilities:
Notes payable, net of current portion	588	1,702
Deferred rent	25	25
Total Long-Term Liabilities	613	1,727
Total Liabilities	5,709	7,730
Stockholders’ Equity/Member’s Deficit
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,636,278 shares issued and outstanding at September 30, 2021	—	—
Additional paid-in capital	10,172	—
Members’ deficit	—	(2,011)
Accumulated deficit	(179)	—
Total Stockholders’ Equity/Members’ Deficit	9,993	(2,011)
Total Liabilities and Stockholders’ Equity/Members’ Deficit	$15,702	$5,719

The accompanying Notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three months ended	Three months ended
	September 30,	September 30,
	2021	2020
Net sales	$3,474	$1,757
Cost of goods sold	2,752	1,304
Gross profit	722	453

Operating expenses:
Research and development	54	27
Selling and marketing	544	283
General and administrative	663	450
Total operating expenses	1,261	760
Loss from operations	(539)	(307)
Other expense:
Interest expense	37	82
Total other expense	37	82
Net loss	$(576)	$(389)

Weighted average shares outstanding, basic and diluted	9,809,264	5,666,667*
Net loss per share, basic and diluted	$(0.06)	$(0.07)*

*-The weighted average shares outstanding and net loss per share at September 30, 2020 are proforma information.

The accompanying Notes are an integral part of these condensed consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated	LLC Members
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Total

Balance as of July 1, 2020	—	$—	$—	$—	$(969)	$(969)

Net loss	—	—	—	—	(389)	(389)

Balance as of September 30, 2020	—	$—	$—	$—	$(1,358)	$(1,358)

Balance as of July 1, 2021	—	$—	$—	$—	$(2,011)	$(2,011)

Reverse recapitalization	3,316,667	—	—	—	1,280	1,280
Common shares issued for LLC Members’ interest	2,350,000	—	(1,128)	397	731	—
Shares of common stock issued for cash, net of costs	4,830,000	—	11,244	—	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—	—
Stock option compensation expense	—	—	56	—	—	56
Net loss	—	—	—	(576)	—	(576)

Balance as of September 30, 2021	10,636,278	$—	$10,172	$(179)	$—	$9,993

The accompanying Notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended	Three months ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(576)	$(389)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(90)	40
Depreciation expense	13	34
Amortization expense	24	24
Deferred rent	—	2
Stock option compensation expense	56	—

Changes in operating assets and liabilities
Accounts receivable	(354)	171
Inventories	(377)	(25)
Prepaid expenses and other	(554)	(148)
Accounts payable	(70)	(167)
Accrued expenses	(219)	(133)
Unearned warranty revenue	—	(9)
Customer deposits	1,370	(249)
Net cash used in operating activities	(777)	(849)
Cash flows from financing activities
Cash acquired through Exchange Agreement	8	—
Proceeds from equity raises, net of offering costs	12,360	—
Net borrowings (payments) on notes payable	(1,241)	14
Payments on line of credit	(590)	(60)
Proceeds from PPP notes payable	—	784
Net cash provided by financing activities	10,537	738
Net increase (decrease) in cash and cash equivalents	9,760	(111)
Cash and cash equivalents, beginning of the period	1,269	1,058
Cash and cash equivalents, end of the period	$11,029	$947
Non-cash investing and financing activities:
Deferred IPO costs	$—	$121
Reclassification of IPO related costs from other assets to equity	$1,116	$—
Reverse Capitalization, net of cash received	$1,272	$—
Cash paid during the period:
Interest	$37	$82

The accompanying Notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc. (“PubCo”), a Delaware corporation (together with its wholly-owned subsidiaries unless the context indicates otherwise, (the “Company”) was incorporated in June 2020. The Company, through its wholly-owned subsidiaries, Moving iMage Technologies, LLC (“MiT LLC”) and Moving iMage Acquisition Co., designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Acquisition Co. (DBA “Caddy Products”), designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange: On July 7, 2021, in connection with the initial public offering of PubCo, MiT LLC entered into an Exchange Agreement (the “Exchange Agreement”) whereby the equity holders of MiT LLC, assigned and transferred to PubCo their units of MiT LLC, in exchange for an aggregate of 2,350,000 shares of Common Stock (the “Share Exchange”). MiT LLC was considered the acquirer for accounting purposes.

In connection with the Exchange Agreement, the outstanding Notes Payable of $1,272,000 between PubCo and MiT LLC was forgiven and eliminated in consolidation.

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of PubCo and is the entity where the Company’s business operations are located. Because the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q includes information derived from the audited consolidated financial statements of MiT LLC at June 30, 2021 and the unaudited results of operations and cash flows of MT, LLC for the three months ended September 30, 2020.

Initial Public Offering: On July 12, 2021, the Company closed its initial public offering (“IPO”) and issued 4,830,000 shares of its common stock at a price of $3.00 per share for net proceeds of approximately $12,583,900 after deducting underwriting discounts, commissions, and other expenses of approximately $1,906,100. Upon the completion of its IPO, the Company reclassified deferred IPO related costs of approximately $1,340,000 from other assets to additional paid-in capital. In connection with the Company’s IPO, the underwriters received warrants to acquire 241,500 shares of the Company’s common stock at $3.75 per share. None of the potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

In connection with the IPO, all MiT LLC membership units were exchanged for 2,350,000 shares of the Company’s common stock. On July 12, 2021, in connection with the IPO, warrants to purchase 139,611 shares of the Company’s common stock were exercised on a cashless basis.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until cinemas can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in, or cost of, acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the quarters ended September 30, 2021 and 2020, have been adversely affected. Additionally, our projected financial and operating results for the remainder of fiscal 2022 are expected to be materially adversely affected.

The ultimate impact of the COVID-19 pandemic on our business and results of operations in fiscal 2022 and beyond is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we, or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. We expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

Recently, several of the larger theater chains have reopened in many parts of the United States. The ability of these chains to reopen was predicated in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. Such reopenings have been done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date these Condensed Consolidated Financial Statements were issued, with the actions taken above, existing cash, including the cash raised from our initial public offering (See Initial Public Offering), the Company will have sufficient liquidity to fund operations and essential capital expenditures for the 12 months from the date these condensed consolidated financial statements were available to be issued.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of PubCo, its wholly-owned subsidiary MiT LLC and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA Caddy Products). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and with the disclosures and risk factors presented therein. The June 30, 2021 consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2022.

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

Deferred Offering Costs: The Company capitalized certain legal, accounting and other third-party fees that are directly associated with its recent IPO as deferred offering costs (non-current) until such financings were consummated.

As of June 30, 2021, $1.1 million of deferred offering costs are capitalized in other assets. After completion of the IPO in July 2021, these costs have been recorded in Stockholder’s Equity as a reduction of proceeds received as a result of the offering.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (including sales returns, bad debts, inventory reserves, warranty reserves, purchase price allocation and asset impairments), disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Concentration of Cash: The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash balances.

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2021 and September 30, 2021, the allowance for bad debts is approximately $356,000 and $266,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2021 and September 30, 2021, inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Accounts receivable balance as of July 1, 2020 was $.809 million. The Company does not have contract assets that represent conditional rights to consideration.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended September 30, 2021 included $.573 million for revenue recognized that was included in contract liability as of July 1, 2021.

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

	For the three	For the three
	Months ended	Months ended
Disaggregation of Revenue (in 000’s):	September 30 2021	September 30 2020
Equipment upon delivery (point in time)	$3,433	$1,722
Installation (point in time)	41	35
Total revenues	$3,474	$1,757

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

Advertising Costs: Advertising costs of approximately $1,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, are expensed as incurred within selling and marketing expenses.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company tested goodwill impairment in relation to the COVID-19 pandemic and no impairments were identified for the three months ended September 30, 2021 or 2020.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months ended September 30, 2021 or 2020.

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

Income Taxes: The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Because the Company has had recurring losses from operations, at September 30, 2021 it has taken a full valuation allowance against all potential deferred tax assets.

Prior to July 7, 2021, MiT LLC was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the members. As such, there is no recognition of federal or state income taxes in the financial statements prior to July 7th, 2021. Any uncertain tax position taken by the members is not an uncertain position of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2021 and September 30, 2021, the Company has established a warranty reserve of $29,000 and $33,000 respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	September 30,	June 30,
	2021	2021
Product warranty liability, beginning of period	$29	65
Accruals for warranties issued	7	29
Change in estimates	—	(37)
Settlements made	(3)	(28)
Product warranty liability, end of the period	$33	$29

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not yet evaluated the impact of this standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial position and results of operations upon adoption.

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the consolidated company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LOSS PER SHARE

Basic earnings/(loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings/(loss) per share data is computed using the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted earnings/(loss) per share is as follows:

For the Three Months Ended
September 30,
2021
Numerator:
Net loss	$(576,000)
Denominator:
Weighted average common shares outstanding, basic and diluted	9,809,264

Earnings/(loss) per share
Basic and diluted	$(0.06)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

For the Three Months Ended
September 30,
2021
Options	150,000
Warrants	241,500
Total potentially dilutive shares	391,500

The Pro forma weighted average shares outstanding and net loss per share has been presented for the three months ended September 30, 2020, to show the effect of the exchange of Class B Membership Interests of MIT LLC for shares of common stock of PubCo prior to the initial public offering.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,	June 30,
	2021	2021
Production equipment	$307	$307
Leasehold improvements	202	202
Furniture and fixtures	45	45
Computer equipment	44	44
Other equipment	114	114
	712	712
Accumulated depreciation	(704)	(691)
Net property plant and equipment	$8	$21

Depreciation expense related to property, plant and equipment was $13,000 and $34,000 for the three months ended September 30, 2021 and 2020, respectively, of which $9,000 and $30,000 is included in cost of goods sold and $4,000 and $4,000 in general and administrative expense, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2021 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$191	$779
Patents	20 years	70	8	62
Trademark	20 years	78	8	70
		$1,118	$207	$911

The following table summarizes the Company’s intangible assets as of June 30, 2021 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$169	$801
Patents	20 years	70	7	63
Trademark	20 years	78	7	71
		$1,118	$183	$935

Amortization expense was $24,000 and $24,000 for the three months ended September 30, 2021 and 2020, respectively, and are included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30,2021 in each of the five fiscal years subsequent to September 30, 2021, and thereafter is as follows (amounts in thousands):

2022 remaining	$72
2023	96
2024	96
2025	96
2026	96
Thereafter	455
Total	$911

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	June 30,
	2021	2021
Employee compensation	$228	$485
Others	174	135
Total	$402	$620

NOTE 6 — DEBT

Line of Credit

In October 2019, MiT LLC executed a line of credit agreement with an unaffiliated lender to provide a $1.0 million asset-based bridge loan to be used for working capital purposes. Funds borrowed bore interest at 13% per annum and were due and payable one year from the origination date of the loan. The loan was secured by all assets of MiT LLC and was personally guaranteed by Phil Rafnson, our CEO and Chairman of the Board. Sound Management Investors, LLC, an entity controlled by Mr. Rafnson, pledged all membership units of MiT LLC held by it as further security for the repayment of such loan. In connection with this borrowing, the lender was issued warrants to acquire shares of the Company's common stock upon completion of its IPO. On the effective date of the IPO, the lender exercised these warrants to acquire 94,723 shares of the common stock on a cashless basis.

Approximately $400,000 of the proceeds from the loan were used to pay amounts owed to Caddy for the closing note further to the Caddy acquisition.

No further borrowings are available under this agreement from March 31, 2020. As of June 30, 2021, the outstanding balance of this line of credit was $590,000. In July 2021, the outstanding balance, and all accrued interest, was paid in full.

Long-term debt at September 30, 2021 was as follows (in thousands):

	September 30, 2021
	Balance	Current	Long Term
PPP loan	$698	$110	$588
Total	$698	$110	$588

Long-term debt at June 30, 2021 was as follows (in thousands):

	June 30, 2021
	Balance	Current	Long Term
Caddy promissory note	$1,059	$142	$917
PPP loan	698	73	625
Caddy indemnity promissory note	182	22	160
Total	$1,939	$237	$1,702

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEBT (continued)

Paycheck Protection Program

On May 6, 2020, the Company received loan proceeds in the amount of approximately $694,000 under the Paycheck Protection Program (“PPP”). On March 13, 2021, the Company received a second PPP loan receiving proceeds in the amount of approximately $698,000. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In May 2021, the Company received notification from the Small Business Administration that the first loan in the amount of $694,000, including accrued interest, has been fully forgiven.

As of June 30, 2021, the outstanding balance of the second PPP loan was $698,000, of which $110,000 is included in notes payable current in the condensed consolidated balance sheets.

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

NOTE 7 — STOCKHOLDERS’/MEMBERS' EQUITY AND STOCK BASED COMPENSATION

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock based awards to employees. As of September 30, 2021, the Plan provides for the issuance of up to 750,000 stock based awards. There are 600,000 stock based awards available to grant under the Plan at September 30, 2021.

In connection with the Company’s IPO, the underwriters received warrants to acquire 241,500 shares of the Company’s common stock at an exercise price of $3.75 per share. None of the potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per shares. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. These options, which were the only options granted during the three months ended September 30, 2021, had a grant-date fair value of $ 1.63 per share. The Company recognized compensation expense for stock option awards of $56,000 during the three months ended September 30, 2021 in its condensed consolidated statements of operations. None of the these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

At June 30, 2021, there was $188,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 9 months.

During the three months ended September 30, 2021, warrant holders exercised 139,611 warrants on a cashless basis.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — RELATED PARTY TRANSACTIONS

As of June 30, 2021, there was an outstanding balance of $1.272 million owed to the PubCo by MiT LLC, which is reflected in the June 30, 2021 balance sheet as Note payable – related party. Per terms of the loan agreement, this entire amount was forgiven in conjunction with the Company’s IPO in July 2021 and eliminated in consolidation in connection with the Exchange Agreement.

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing Company debt. See Note 6.

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for approximately 27% and 13% of the Company’s sales for the three months ended September 30, 2021. At September 30, 2021, the amount of outstanding receivables related to these customers was approximately $132,000.

Two customers accounted for 49% and 10% of the Company’s sales for the three months ended September 30, 2020.

There was no outstanding balances related to these customers at June 30, 2021.

Vendors: Approximately 21% of the Company’s purchases were provided by one vendor for the three months ended September 30, 2021.

Approximately 25% and 12% of the Company’s purchases were provided by two vendors for the three months ended September 30, 2020.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Rent expense was $70,000 for both of the three months ended September 30, 2021 and 2020.

Future minimum lease payments at September 30, 2021 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2022 remaining	$214
2023	293
2024	302
2025	174
Total future minimum lease payments	$983

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q (this “Report”), including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2021, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	the potential duration and impact COVID-19 pandemic and its effect on our business, financial condition, results of operations and cash flows;
●	interruptions of, or higher prices of, products and services from our suppliers;
●	inability to timely introduce new products and services or enhance existing products and services;
●	our dependence on distributors, dealers and resellers to sell and market our products and services, and any failure on our part to maintain and further develop our sales channels;
●	inability to accurately forecast consumer demand for our products and services and adequately manage our inventory;
●	increasing product costs that may cause our operating margins to decline;
●	significant variation in revenues and profitability in a particular quarter as a result of the length, unpredictability and seasonality of our sales and contract fulfillment cycles:
●	significant customers who cease purchasing our products and services at any time;
●	inability ability to maintain our brand;
●	inability to offer high-quality customer support;
●	our ability to successfully address any product liability claims as well as other legal proceedings;
●	our ability to convert all of our backlog into revenue and cash flows;
●	our ability to operate in a highly competitive market;
●	the extent of competitive pricing pressure from our customers;
●	our ability to successfully enter into and operate new lines of business;
●	our ability to successfully acquire other businesses, product lines and technologies and address any problems encountered therewith;
●	our ability to attract and retain highly skilled personnel and to manage our growth with our limited resources effectively;
●	our ability to protect our trademarks and other intellectual property;
●	the impact of security breaches through cyber-attacks, cyber intrusions or otherwise; and
●	the impact of general political, social and economic conditions.

Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Report. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Report. You should read this Report and the documents that we have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward- looking statements, even if new information becomes available in the future. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”, and elsewhere in this Report.

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

Moving iMage Technologies, LLC’s (“MiT LLC”) products and services focus on the integration needs associated with high quality motion picture exhibition. We provide purpose-built products for digital cinema, 3D, pre-show/alternative content and a variety of entertainment and educational applications. As a hybrid manufacturer and reseller, MiT LLC offers turnkey custom solutions for a variety of applications. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers, and can participate in every phase of the process from conceptual design and development to production on most any scale. MiT LLC personnel have designed, specified and installed thousands of commercial cinemas, post production, screening and high-end residential rooms.

Through its wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA “Caddy Products”), the Company designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

On July 7, 2021, in connection with our initial public offering, we entered into an Exchange Agreement (the “Exchange Agreement”) whereby the equity holders of MiT LLC, assigned and transferred to the Moving iMage Technologies, Inc. (“PubCo”) their units of MiT LLC, in exchange for an aggregate of 2,350,000 shares of Common Stock of PubCo (the “Share Exchange”). MiT LLC is considered the acquirer for accounting purposes.

The table below summarizes the effect to the Share Exchange, and the sale by us of shares of our common stock in our initial public offering, the number of shares of our common stock, the total consideration, and the average price per share (i) paid to us by our existing stockholders, which include the owners of the membership interests in MiT LLC, and (ii) to be paid by new investors participating in our initial public offering at an initial public offering price of $3.00 per share, before deducting underwriting discounts and commissions and offering expenses payable by us.

	Shares		Total		Average
	Acquired		Consideration		Price
	Number	Percent	Amount	Percent	Per Share
Existing stockholders	5,666,667	54.0%	$1,114,029	7.1%	$0.20
New investors in the initial public offering	4,830,000	46.0%	14,490,000	92.9%	$3.00
Total	10,496,667	100.0%	$15,604,029	100.0%

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of PubCo and is the entity where the Company’s business operations are located. Because the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q includes information derived from the audited consolidated financial statements of MiT LLC at June 30, 2021 and the unaudited results of operations and cash flows of MiT LLC for the three months ended September 30, 2020.

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

Recently, several of the larger theater chains have announced plans to reopen and there had been some initial openings in several states with limited occupancy. The ability of these chains to reopen in part or in whole is predicate in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. It is reasonable to expect that any reopenings will continue to be done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

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

Adding New Customers and Expanding Sales to Our Existing Customer Base.  We intend to target new customers by continuing to invest in our field sales force. We also intend to continue to target large customers’ organizations who have yet to use our products and services. A typical initial order involves educating prospective customers about the technical merits and capabilities and potential cost savings of our products and services as compared to our competitors’ products. We believe that customer references have been, and will continue to be, an important factor in winning new business. We expect that a substantial portion of our future sales will be sales to existing customers, including expansion of their products and service offerings, as we offer new products and services through the existing sales channel. Our business and results of operations will depend on our ability to continue to add new customers and sell additional products and services to our growing base of customers.

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

Fluctuations in Revenues and Earnings.  Both the sales cycle and the contract fulfillment cycle are dependent on a number of factors from our customers that are not in our control. Accordingly, backlog, the recognition of backlog into revenue and related earnings may fluctuate from quarter to quarter depending on our customers’ particular requirements, which can sometimes change between the initial signing of a contract to its ultimate fulfillment.

Critical Accounting Policies and Estimates. We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and results of Operations—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

●	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,
●	Our customers’ adjustments in their order levels,
●	Seasonality in our business, specifically our second fiscal quarter which is traditionally weaker,
●	Changes in our pricing policies or the pricing policies of our competitors or suppliers,
●	The addition or termination of key supplier relationships,
●	The rate of introduction and acceptance by our customers of new products and services,
●	Our ability to compete effectively with our current and future competitors,
●	Our ability to enter into and renew key relationships with our customers and vendors,
●	Changes in foreign currency exchange rates,
●	A major disruption of our information technology infrastructure,
●	Unforeseen catastrophic events such as the COVID-19 pandemic, armed conflict, terrorism, fires, typhoons and earthquakes, and
●	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

Cost of goods sold

Cost of goods sold includes the cost of products or components that we purchase from third-party manufacturers plus assembly and packaging labor costs for these third parties or in-house designed products. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking relatively small amounts of inventory at any given time, and relying instead on a strategy of manufacturing or acquiring products based on orders placed by our customers.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited condensed consolidated financial statements.

Results of Operations

Three months ended September 30, 2021 compared to year ended September 30, 2020

Net Sales

Three Months Ended September 30,
(in 000’s)
2021	2020
$3,474	$1,757

Net sales increased 97.7% to $3.474 million for the three months ended September 30, 2021 from $1.757 million for the three months ended September 30, 2020 primarily due to the recovery from the impact of COVID-19 on the exhibition industry. Backlog at September 30, 2021 and 2020 was $7.7 million and $9.3 million, respectively. Backlog represents orders expected to be realized in the next 6 months.

Gross Profit

Three Months Ended September 30,
(in 000’s),
2021	2020
$722	$453

Gross profit increased 59.4% to $.722 million for the three months ended September 30, 2021 from $.453 million for the three months ended September 30, 2020. As a percentage of total revenues, gross profit decreased to 20.8% for the three months ended September 30, 2021 from 25.8% for the three months ended September 30, 2020. The decrease in gross margin as a percentage of revenues was driven primarily by product mix, as higher margin parts and services revenues made up a smaller percentage of total revenues. In addition, the margin decrease was affected by decrease in higher margin Caddy cupholder sales.

Research and Development

Three Months Ended June 30,
(in 000’s)
2021	2020
$54	$27

Increase in research and development expense primarily associated with the impact of COVID-19 in the prior year. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Three Months Ended September 30,
(in 000’s)
2021	2020
$1,207	$733

The increase in selling, general and administrative expense was due primarily to the impact of COVID-19 in the prior year as the Company instituted cost containment measures, such as headcount reduction, executive pay reduction and cost avoidance. In addition, the Company incurred significant expenses associated with becoming a public company, such as increased legal, accounting and other regulatory costs.

Interest and Other (Expense)/ Income

Three Months Ended September 30,
(in 000’s)
2021	2020
$(37)	$(82)

The change in interest and other expense was primarily due to paying off outstanding debt in July 2021.

Net Loss

Three Months Ended September 30,
(in 000’s)
2021	2020
$(576)	$(389)

Net loss was $(.576) million for the three months ended September 30, 2021 compared to a net loss of $(.389) million for the three months ended September 30, 2020. This increase in net loss was driven by an increase in public company related expenses, lower margins, and increase in other expenses.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to meet our projected capital needs for twelve months from the date these financial statements were available to be issued. On July 12, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.3 million. Cash balance at September 30, 2021 was approximately $11.0 million, as compared to $1.269 million at June 30, 2021.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $.777 million for the three months ended September 30, 2021 as compared to $.849 for the three months ended September 30, 2020, due to combined net changes in working capital items of $(.204) million. The net change in working capital was primarily due to an increase in customer deposits. Net cash used in operating activities was $.849 million for the three months ended September 30, 2020, due primarily to our net loss of $.389 million and net changes in working capital items of $.560 million.

Cash Flows from Investing Activities

There were no net cash flows from investing activities for both of the three months ended September 30, 2021 or 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10.537 million for the three months ended September 30, 2021 as compared to $.738 for the three months ended September 30, 2020. The increase relates to $12.4 million of IPO proceeds offset by repayment of $1.8 million of debt. Net cash provided by financing activities was $0.738 million for the three months ended September 30, 2020, predominately the result of proceeds received from notes payable.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2021, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address adequately our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2021 and 2020, we determined that we had, and still have, material weaknesses in our internal control over financial reporting processes relating to our financial reporting processes associated with (i) the design and operation of our closing and financial reporting process, (ii) the absence of formal or documented accounting policies or procedures, (iii) inadequate segregation of duties issues existed and (iv) absence of formal review processes associated with journal entries.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address identified material weaknesses, we are in the process of instituting a number of accounting processes and procedures and hired a seasoned financial executive consultant as Chief Financial Officer. The CFO is also undertaking training of our senior and accounting personnel in the requirements of a public company.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations and cash flows.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In addition to issuances reported in the Current Report on Form 8-K filed with the SEC on July 13, 2021, the Company issued the following unregistered securities during the quarter ended September 30, 2021:

•On July 12, 2021, the Company issued 94,723 shares of common stock to Agility Capital LLC in connection with the net exercise of a warrant dated July 8, 2021.

•On July 12, 2021, the Company issued 44,888 shares of common stock to Surewin Capital International Limited in connection with the net exercise of a warrant.

The shares were not registered under the Securities Act, in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D as promulgated thereunder, and in reliance on the representations, warranties and covenants of the holder. The shares bear a legend restricting further transfer or sale until the shares have been registered under the Securities Act or an exemption from registration thereunder is available.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Initial Public Offering

On July 7, 2021, we entered into an underwriting agreement with Boustead Securities, LLC, acting as representative of the several underwriters named in the underwriting agreement, relating to our public offering pursuant to which we agreed to issue and sell 4,200,000 shares of common stock and granted the underwriters a 45-day option to purchase up to an additional 630,000 shares of common stock. The shares were sold to the public at a public offering price of $3.00 per share. The public offering closed on July 12, 2021 and we sold an aggregate of 4,830,000 shares of common stock, including 630,000 shares pursuant to the over-allotment option, for total gross proceeds of approximately $14.5 million.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description
1.1(1)	Underwriting Agreement dated July 7, 2021 between Moving iMage Technologies, Inc. and Boustead Securities, LLC, as representative of the underwriters named therein
4.1(1)	Representative’s Warrant dated July 12, 2021
4.2(1)	Warrant dated July 12, 2021 issued to Agility Capital III, LLC
10.1(1)	Exchange Agreement dated July 7, 2021 among the Company, and the Members of Moving iMage Technologies, LLC
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
(1)	Incorporated by reference to the same exhibit number to the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2021.
*	Filed herewith.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVING IMAGE TECHNOLOGIES, INC.

Date: November 15, 2021

	By:	/s/ Michael Sherman
	Name:	Michael Sherman
	Title:	Chief Financial Officer