Form 10-Q/A
period 2021-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2022-04-11
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Quarterly Report on Form Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of our condensed consolidated balance sheet as of September 30, 2021 and June 30, 2021 and the related condensed consolidated statements of operations, cash flows and changes in stockholders’ equity(deficit) for the three months ended September 30, 2021 and 2020, and amendments to the Notes to Condensed Consolidated Financial Statements as well as amendments to our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended September 30, 2021 and 2020 contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q/A.

See below and Part I, Item I, Note 11, “Restatement of Previously Issued Condensed Consolidated Financial Statements” in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q.

Background on the Restatement

On February 28, 2022, the Company filed a Form 8-K/A disclosing that on February 17, 2022, the Company’s independent registered public accounting firm informed the Company of a material misstatement in the comparative unaudited condensed consolidated financial statements for the quarter ended September 30, 2021 and 2020 (the “Restatement”) and that it will be required to restate its previously issued unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020 that were previously included in the Company’s Original Form 10-Q Report filed with the SEC on November 15, 2021 (the “Original Form 10-Q”).

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued September 30, 2021 and 2020 condensed consolidated financial statements included in the Original Form 10-Q.

In June 2020, members of MiT LLC created MiT Inc. to facilitate the Company’s initial public offering (“IPO”). Upon formation of MiT Inc., the Company issued an aggregate of 2,000,000 shares of common stock to members of MiT LLC. On July 7, 2021, the members of MiT LLC entered into an exchange agreement (the “Exchange Agreement”) whereby they exchanged their membership interests in MiT LLC for an aggregate of 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC obtained ownership of approximately 79%, or 4,452,334, shares of the outstanding shares of common stock of MiT Inc. on July 7, 2021. MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant) and the legacy members of MiT LLC retained control over the Company’s business operations and management.

The Company is required to account for the above-described transaction as a merger of entities under common ownership (also known as a “pooling of interests”) in accordance with Generally Accepted Accounting Principles. The Company previously filed its Original Form 10-Q incorrectly reflecting the accounting for the transaction prospectively as a reverse merger, where MiT LLC was designated as the accounting acquiror. The Company is amending and restating its condensed consolidated financial statements as of September 30, 2021 and June 30, 2021 and for the three months ended September 30, 2021 and 2020 to reflect the proper accounting for the merger of entities under common ownership and retroactively revise the condensed consolidated financial statements to consolidate MiT Inc. and MiT LLC as if the transaction occurred on July 1, 2020. See Note 11 – Restatement of Previously Issued Condensed Consolidated Financial Statements to the Company’s condensed financial statements.

MOVING iMAGE TECHNOLOGIES, INC.

		Page
PART I - FINANCIAL INFORMATION		F-4

ITEM 1.	Financial Statements	F-4
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited restated) and June 30, 2021 (restated)	F-4
	Condensed Consolidated Statements of Operations (unaudited restated) for the three months ended September 30, 2021 and 2020	F-5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited restated) for the three months ended September 30, 2021 and 2020	F-6
	Condensed Consolidated Statements of Cash Flows (unaudited restated) for the three months ended September 30, 2021 and 2020	F-7
	Notes to Unaudited Condensed Consolidated Financial Statements	F-8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4.	Controls and Procedures	36

PART II - OTHER INFORMATION		38

ITEM 1.	Legal Proceedings	38
ITEM 1A.	Risk Factors	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 3.	Defaults Upon Senior Securities	40
ITEM 4.	Mine Safety Disclosures	40
ITEM 5.	Other Information	40
ITEM 6.	Exhibits	40
SIGNATURES		41

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2021	2021
	(unaudited)
	(as Restated-see	(As Restated-see
	Note 11)	Note 11)
Assets
Current Assets:
Cash and cash equivalents	$11,030	$1,270
Accounts receivable, net	898	454
Inventories, net	1,911	1,534
Prepaid expenses and other	642	95
Total Current Assets	14,481	3,353
Long-Term Assets:
Property, plant and equipment, net	8	21
Intangibles, net	911	935
Goodwill	287	287
Other assets	16	1,133
Total Long-Term Assets	1,222	2,376
Total Assets	$15,703	$5,729

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,841	$1,911
Accrued expenses	402	620
Customer deposits	2,709	1,339
Line of credit	—	590
Notes payable – current	110	237
Unearned warranty revenue	34	34
Total Current Liabilities	5,096	4,731

Long-Term Liabilities:
Notes payable, net of current portion	588	1,702
Deferred rent	25	25
Total Long-Term Liabilities	613	1,727
Total Liabilities	5,709	6,458
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,636,278 and 5,666,667 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	—	—
Additional paid-in capital	12,311	1,011
Accumulated deficit	(2,317)	(1,740)
Total Stockholders’ Equity (Deficit)	9,994	(729)
Total Liabilities and Stockholders’ Equity (Deficit)	$15,703	$5,729

The accompanying Notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three months ended	Three months ended
	September 30,	September 30,
	2021	2020
	(as restated See	(as restated See
	Note 11)	Note 11)
Net sales	$3,474	$1,757
Cost of goods sold	2,752	1,304
Gross profit	722	453

Operating expenses:
Research and development	54	27
Selling and marketing	544	283
General and administrative	663	450
Total operating expenses	1,261	760
Loss from operations	(539)	(307)
Other expense (income):
Unrealized gain	—	(20)
Interest expense	38	83
Total other expense (income)	38	63
Net loss	$(577)	$(370)

Weighted average shares outstanding, basic and diluted	10,254,686	5,568,660
Net loss per share, basic and diluted	$(0.06)	$(0.07)

The accompanying Notes are an integral part of these condensed consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

(in thousands except share amounts)

(as restated see Note 11)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 1, 2020	2,650,000	$—	$101	$—	$101

Share Exchange (see Note 1)	2,350,000	—	126	(1,095)	(969)

Balance as of July 1, 2020, as adjusted	5,000,000	—	227	(1,095)	(868)

Shares issued in private placement	666,667	—	784	—	784

Net loss	—	—	—	(370)	(370)

Balance as of September 30, 2020	5,666,667	$—	$1,011	$(1,465)	$(454)

Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)

Shares of common stock issued for cash, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	56	—	56
Net loss	—	—	—	(577)	(577)

Balance as of September 30, 2021	10,636,278	$—	$12,311	$(2,317)	$9,994

The accompanying Notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended	Three months ended
	September 30,	September 30,
	2021	2020
	(as restated See	(as restated See
	Note 11)	Note 11)
Cash flows from operating activities:

Net loss	$(577)	$(370)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(90)	40
Depreciation expense	13	34
Amortization expense	24	24
Deferred rent	—	2
Unrealized gain on investments	—	(20)
Stock option compensation expense	56	—

Changes in operating assets and liabilities
Accounts receivable	(354)	171
Inventories	(377)	(25)
Prepaid expenses and other	(547)	(147)
Accounts payable	(70)	(168)
Accrued expenses	(217)	(132)
Unearned warranty revenue	—	(9)
Customer deposits	1,370	(249)
Net cash used in operating activities	(769)	(849)
Cash flows from financing activities
Net proceeds from initial public offering	12,360	—
Borrowings on notes payable	—	14
Payments on notes payable	(1,241)	—
Payments on line of credit	(590)	(60)
Proceeds from private placement	—	784
Net cash provided by financing activities	10,529	738
Net increase (decrease) in cash and cash equivalents	9,760	(111)
Cash and cash equivalents, beginning of the period	1,270	1,059
Cash and cash equivalents, end of the period	$11,030	$948
Non-cash investing and financing activities:
Deferred IPO costs	$—	$121
Reclassification of IPO related costs from other assets to equity	$1,116	$—
Cash paid during the period:
Interest	$38	$83

The accompanying Notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation together with its wholly-owned subsidiaries unless the context indicates otherwise, (the “Company”) was incorporated in June 2020. The Company, through its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly owned subsidiary Moving iMage Acquisition Co., (DBA “Caddy Products”) designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Acquisition Co., designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange:

In June 2020, MiT LLC members created Moving iMage Technologies, Inc. (“MIT Inc.”) to facilitate the Company’s initial public offering (“IPO”). Upon formation of MiT, Inc., 2,000,000 shares of MiT, Inc. common stock were issued to members of MiT LLC. On July 7, 2021, MiT LLC and MiT Inc. entered into an exchange agreement (“Exchange Agreement”) whereby the members of MiT LLC exchanged their membership interest for 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC owned approximately 79% or 4,452,334 of the outstanding common stock of MiT Inc. As a result, MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant).

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the three months ended September 30, 2020 have been retroactively revised to reflect the consolidation of MiT, Inc. and MiT LLC in a manner similar to pooling of interest. All inter-company transactions and balances between MiT Inc. and MiT, LLC have been eliminated.

The condensed consolidated statements of stockholders’ equity (deficit) for the periods ended September 30, 2021 and 2020 have been retroactively revised to give effect of the change in reporting entity (as-if-pooling) accounting of MiT Inc. and MiT LLC.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of prior period Misstatements when Quantifying Misstatements in current period condensed consolidated financial statements;” and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections”, the Company evaluated and determined that its condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021 and the Condensed Consolidated Financial Statements for the three months ended September 30, 2021 as previously filed in its Form 10-Q for the three months ended September 30, 2021, did not properly reflect the common control merger between MiT Inc. and MiT LLC and are materially misstated. The Company is amending and updating its Form 10Q for the period ended September 30, 2021 to properly reflect this transaction.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Initial Public Offering: On July 12, 2021, the Company closed its initial public offering (“IPO”) and issued 4,830,000 shares of its common stock at a price of $3.00 per share for net proceeds of approximately $12,360,000 after deducting underwriting discounts, commissions, and other expenses of approximately $2,130,000. Upon the completion of its IPO, the Company reclassified deferred IPO related costs of approximately $1,116,000 from other assets to additional paid-in capital. In connection with the Company’s IPO, the underwriters received warrants to acquire 241,500 shares of the Company’s common stock at $3.75 per share. None of the potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

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

During the second half of the 2021 calendar year, several of the larger theater chains have reopened in many parts of the United States. The ability of these chains to reopen was predicated in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. Such re-openings have been done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

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

Principles of Consolidation: The condensed consolidated financial statements include the accounts of MiT Inc., its wholly-owned subsidiary MiT LLC and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and with the disclosures and risk factors presented therein. The June 30, 2021 condensed consolidated balance sheet has been derived from the audited consolidated financial statements and updated to reflect the effects of the exchange agreement between MiT LLC and MiT Inc. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2022.

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

As of June 30, 2021, $1,116,000 of deferred offering costs are capitalized in other assets. After completion of the IPO in July 2021, these costs have been recorded in the condensed consolidated statements of changes in stockholder’s equity (deficit) as a reduction of proceeds received as a result of the offering.

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Accounts receivable balance as of July 1, 2020 was $809,000. The Company does not have contract assets that represent conditional rights to consideration.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended September 30, 2021 included $573,000 for revenue recognized that was included in contract liability as of July 1, 2021. Contract liabilities as of July 1, 2020 were $854,000.

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, and shipping and handling costs, and sales taxes. Taxes collected from customers are included in accounts payable on a net basis (excluded from revenues) until remitted to the government.

Deferred contract acquisition costs consist of sales commissions paid to the sales force and the related employer payroll taxes and are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined that sales commissions paid are an immaterial component of obtaining a customer’s contract and has elected to expense sales commissions when earned.

	For the three	For the three
	Months ended	Months ended
Disaggregation of Revenue (in 000’s):	September 30, 2021	September 30, 2020
Equipment upon delivery (point in time)	$3,433	$1,722
Installation (point in time)	41	35
Total revenues	$3,474	$1,757

Revenue from the sale of equipment is recognized upon delivery of such equipment to customers and performance conditions are satisfied.

Revenue from installation is recognized upon completion of installation project and performance obligation is complete.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year. Services revenues are generally recognized over time as the contracts are performed. There were no software revenues during the three months ended September 30, 2021 or 2020.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets: Goodwill as of September 30, 2021 and June 30, 2021 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

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

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because the Company has had recurring losses from operations, at December 31, 2021 it has taken a full valuation allowance against all potential deferred tax assets. Prior to July 7, 2021, MiT LLC was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits (losses) of the Company being passed through to the members. As such, there is no recognition of federal or state income taxes in the financial statements prior to July 7, 2021. Any uncertain tax position taken by the members is not an uncertain position of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company evaluated the realizability of deferred tax assets (“DTA”) at June 30, 2021 (most recent year end, presented as comparative in 10Q balance sheet), July 7, 2021(date of exchange agreement) and September 30, 2021(Q1 reporting period). Because the Company has had recurring losses from operations at June 30, 2021, and further losses for the period ended September 30, 2021, which will generate NOL’s, it has taken a full valuation allowance against all potential deferred tax assets.

Goodwill recognized in connection with acquisitions represents the residual amount of the purchase price over separately identifiable intangible assets and pursuant to 26 U.S. Code Section 197 is deductible for tax purposes.

The following table summarizes deferred tax assets and liabilities as of the date of the Exchange Agreement and quarterly through September 30, 2021:

	Deferred		Existing valuation allowance
	Tax Assets	Deferred Tax Liabilities	Prior to business combination	Net Position
MiT Inc.	$—	$—	$—	$—
MiT LLC	248	(13)	(235)	—
Total July 1, 2021	$248	$(13)	$(235)	$—

Deferred tax assets	$408	$—	$—	$408
Deferred tax liabilities	—	(11)	—	(11)
Valuation allowance	—	—	(397)	(397)
Total MiT Inc. September 30, 2021	$408	$(11)	$(397)	$—

The following table summarizes the components of deferred tax assets and deferred tax liabilities quarterly through September 30, 2021:

Deferred Tax
Assets (Liabilities)
Inventory reserve	$133
Accumulated depreciation	(7)
Accumulated goodwill amortization	(6)
Warranty reserve	8
Allowance for doubtful accounts	100
Deferred rent	7
Net	235
Valuation allowance	(235)
Total July 1, 2021	$—

Inventory reserve	$133
Accumulated depreciation	(2)
Accumulated goodwill amortization	(9)
Deferred rent	7
Warranty reserve	9
Stock compensation	16
Net operating loss carryforward	169
Allowance for doubtful accounts	74
Net	397
Valuation allowance	(397)
Total September 30, 2021	$—

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

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	September 30,	June 30,
	2021	2021
Product warranty liability, beginning of period	$29	$65
Accruals for warranties issued	7	29
Change in estimates	—	(37)
Settlements made	(3)	(28)
Product warranty liability, end of the period	$33	$29

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

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the financial statements of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LOSS PER SHARE

Basic loss per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted average number of common and potentially dilutive securities outstanding during each period. Potentially dilutive securities consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted loss per share is as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2021	2020
Numerator:
Net loss	$(577)	$(370)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,254,686	5,568,660

Loss per share
Basic and diluted	$(0.06)	$(0.07)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2021	September 30, 2020
Options	150,000	—
Warrants	241,500	236,667
Total potentially dilutive shares	391,500	236,667

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,	June 30,
	2021	2021
Production equipment	$307	$307
Leasehold improvements	202	202
Furniture and fixtures	45	45
Computer equipment	44	44
Other equipment	114	114
	712	712
Accumulated depreciation	(704)	(691)
Net property plant and equipment	$8	$21

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

NOTE 4 — INTANGIBLE ASSETS

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

Amortization expense was $24,000 and $24,000 for the three months ended September 30, 2021 and 2020, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2021 in each of the five fiscal years subsequent to September 30, 2021, and thereafter is as follows (amounts in thousands):

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

Approximately $400,000 of the proceeds from the loan were used to pay amounts owed to Caddy in connection with the Caddy acquisition.

No further borrowings are available under this agreement from March 31, 2020. As of June 30, 2021, the outstanding balance of this line of credit was $590,000. In July 2021, the outstanding balance, and all accrued interest, was repaid in full.

Long-term debt at September 30, 2021 was as follows (in thousands):

	September 30, 2021
	Balance	Current	Long Term
PPP loan	$698	$110	$588
Total	$698	$110	$588

Long-term debt at June 30, 2021 was as follows (in thousands):

	June 30, 2021
	Balance	Current	Long Term
Caddy promissory note	$1,059	$142	$917
PPP loan	698	73	625
Caddy indemnity promissory note	182	22	160
Total	$1,939	$237	$1,702

The Caddy Promissory note is payable in monthly installments through August 2024 at an interest rate of Prime plus 2.75%. The Caddy Indemnity note is payable in monthly installments due July 2024 at an interest rate of Prime plus 2.75%. On January 1, 2020, the interest rate margin increased to 3.75% on both notes. All of the notes are collateralized by Caddy assets. In addition, the notes are guaranteed by Phil Rafnson, the Company’s majority shareholder. In August 2021, all Caddy related notes and balances were paid in full.

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

Any unforgiven portion of a PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. In April 2022, the Company received notice that on March 23, 2022, its second PPP loan, plus accrued interest, in the amount of $705,293 has been fully forgiven and is paid in full.

NOTE 7 — STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of September 30, 2021, the Plan provides for the issuance of up to 750,000 stock-based awards. There are 600,000 stock-based awards available to grant under the Plan at September 30, 2021.

In July 2020, the Company, through a Private Placement, issued 666,667 shares of stock for total gross proceeds of $887,000. Net proceeds of $784,000 were received after deducting offering costs of $103,000. In conjunction with the private placement, warrants for 50,000 shares were issued to Boustead Securities, LLC.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per shares. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. These options, which were the only options granted during the three months ended September 30, 2021, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of $56,000 during the three months ended September 30, 2021 in its condensed consolidated statements of operations. None of the these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

At September 30, 2021, there was $188,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of nine months.

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

Two customers accounted for 49% and 10% of the Company’s sales for the three months ended September 30, 2020. There were no outstanding balances related to these customers at June 30, 2021.

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

Future minimum lease payments at September 30, 2021 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2022	$214
2023	293
2024	302
2025	174
Total future minimum lease payments	$983

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2022, the Company filed a Form 8-K/A disclosing that on February 17, 2022, the Company’s independent registered public accounting firm informed the Company of a material misstatement in the comparative interim financial statements for the quarter ended September 30, 2021 and 2020 (the “Restatement”) and that it will be required to restate its previously issued unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020 that were previously included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021 (the “ Original Form 10-Q”).

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued September 30, 2021 financial statements.

In June 2020, members of MiT LLC created MiT Inc. to facilitate the Company’s initial public offering (“IPO”). Upon formation of MiT Inc., the Company issued an aggregate of 2,000,000 shares of common stock to members of MiT LLC . On July 7, 2021, the members of MiT LLC entered into an exchange agreement (the “Exchange Agreement”) whereby they exchanged their membership interests in MiT LLC for an aggregate of 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC obtained ownership of approximately 79%, or 4,452,334 shares, of the outstanding shares of common stock of MiT Inc. on July 7, 2021. MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant).

The Company is required to account for the above-described transaction as a merger of entities under common ownership (also known as a “pooling of interests”) in accordance with Generally Accepted Accounting Principles. The Company previously filed its Original Form 10-Q incorrectly reflecting the accounting for the transaction prospectively as a reverse merger, where MiT LLC was designated as the accounting acquiror. The Company is amending and restating its condensed consolidated financial statements as of September 30, 2021 and June 30, 2021 and for the three months ended September 30, 2021 and 2020 to reflect the proper accounting for the merger of entities under common ownership. The effects of the Restatement as shown as adjustments in the below table, is to retroactively consolidate MiT Inc. and MiT LLC as if the merger of entities under common ownership occurred on July 1, 2020.

Impact on Condensed Consolidated Statement of Operations

The effect of the Restatement described above on the accompanying condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 is as follows:

Three Months Ended September 30, 2021:

	As Previously
	Reported	Adjustments	As Restated
Net sales	$3,474	—	$3,474
Cost of goods sold	2,752	—	2,752
Gross profit	722	—	722

Operating expenses:
Research and development	54	—	54
Selling and marketing	544	—	544
General and administrative	663	—	663
Total operating expenses	1,261	—	1,261
Operating loss	(539)		(539)
Other expenses:
Interest expense	37	1	38
Total other expense	37	1	38
Net loss	$(576)	$(1)	$(577)

Weighted average shares outstanding: basic and diluted	9,809,264	—	10,254,686
Net loss per common share basic and diluted	$(0.06)	$—	$(0.06)

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended September 30, 2020:

	As Previously
	Reported	Adjustments	As Restated
Net sales	$1,757	—	$1,757
Cost of goods sold	1,304	—	1,304
Gross profit	453	—	453

Operating expenses:
Research and development	27	—	27
Selling and marketing	283	—	283
General and administrative	450	—	450
Total operating expenses	760	—	760
Operating loss	(307)		(307)
Other (income) expenses:
Unrealized gain	—	(20)	(20)
Interest expense	82	1	83
Total other (income) expense	82	(19)	63
Net loss	$(389)	$19	$(370)

Weighted average shares outstanding: basic and diluted	5,666,667	—	5,568,660
Net loss per common share basic and diluted	$(0.07)	—	$(0.07)

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of the Restatement described above on the accompanying condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021 is as follows:

	September 30,
	2021
	As
	Previously
	Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$11,029	$1	$11,030
Accounts receivable, net	898	—	898
Inventories, net	1,911	—	1,911
Prepaid expenses and other	642	—	642
Total Current Assets	14,480	1	14,481
Long-Term Assets:
Property, plant and equipment, net	8	—	8
Intangibles, net	911	—	911
Goodwill	287	—	287
Other assets	16	—	16
Total Long-Term Assets	1,222	—	1,222
Total Assets	$15,702	$1	$15,703

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,841	$—	$1,841
Accrued expenses	402	—	402
Customer deposits	2,709	—	2,709
Line of credit	—	—	—
Notes payable – current	110	—	110
Unearned warranty revenue	34	—	34
Total Current Liabilities	5,096	—	5,096

Long-Term Liabilities:
Notes payable, net of current portion	588	—	588
Deferred rent	25	—	25
Total Long-Term Liabilities	613	—	613
Total Liabilities	5,709	—	5,709
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,636,278 shares issued and outstanding at September 30, 2021	—	—	—
Additional paid-in capital	10,172	2,139	12,311

Accumulated deficit	(179)	(2,138)	(2,317)
Total Stockholders’ Equity (Deficit)	9,993	1	9,994
Total Liabilities and Stockholders’ Equity (Deficit)	$15,702	$1	$15,703

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,
	2021
	As
	Previously
	Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$1,269	$1	$1,270
Accounts receivable, net	454	—	454
Inventories, net	1,534	—	1,534
Prepaid expenses and other	86	9	95
Total Current Assets	3,343	10	3,353
Long-Term Assets:
Property, plant and equipment, net	21	—	21
Intangibles, net	935	—	935
Goodwill	287	—	287
Other assets	1,133	—	1,133
Total Long-Term Assets	2,376	—	2,376
Total Assets	$5,719	10	$5,729

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,911	—	$1,911
Accrued expenses	620	—	620
Customer deposits	1,339	—	1,339
Line of credit	590	—	590
Notes payable – related party	1,272	(1,272)	—
Notes payable – current	237	—	237
Unearned warranty revenue	34	—	34
Total Current Liabilities	6,003	(1,272)	4,731

Long-Term Liabilities:
Notes payable, net of current portion	1,702	—	1,702
Deferred rent	25	—	25
Total Long-Term Liabilities	1,727	—	1,727
Total Liabilities	7,730	(1,272)	6,458
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,666,667 shares issued and outstanding at June 30, 2021	—	—	—
Additional paid-in capital	—	1,011	1,011
Members deficit	(2,011)	2,011	—
Accumulated deficit	—	(1,740)	(1,740)
Total Stockholders’ Equity (Deficit)	(2,011)	1,282	(729)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,719	10	$5,729

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of the Restatement described above on the accompanying condensed consolidated statements of cash flows is as follows:

	Three months ended		Three months ended
	September 30,		September 30,
	2021		2021
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(576)	$(1)	$(577)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Provision for doubtful accounts	(90)	—	(90)
Depreciation expense	13	—	13
Amortization expense	24	—	24
Stock option compensation expense	56	—	56
Changes in operating assets and liabilities
Accounts receivable	(354)	—	(354)
Inventories	(377)	—	(377)
Prepaid expenses and other	(554)	7	(547)
Accounts payable	(70)	—	(70)
Accrued expenses	(219)	2	(217)
Customer deposits	1,370	—	1,370
Net cash used in operating activities	(777)	8	(769)
Cash flows from financing activities
Cash acquired through Exchange Agreement	8	(8)	—
Net proceeds from initial public offering	12,360	—	12,360
Net payments on notes payable	(1,241)	—	(1,241)
Payments on line of credit	(590)	—	(590)
Net cash provided by financing activities	10,537	(8)	10,529
Net increase in cash and cash equivalents	9,760		9,760
Cash and cash equivalents, beginning of the period	1,269	1	1,270
Cash and cash equivalents, end of the period	$11,029	$1	$11,030

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended		Three months ended
	September 30,		September 30,
	2020		2020
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(389)	$19	$(370)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	40	—	40
Depreciation expense	34	—	34
Amortization expense	24	—	24
Deferred rent	2	—	2
Unrealized gain on investments	—	(20)	(20)
Changes in operating assets and liabilities
Accounts receivable	171	—	171
Inventories	(25)	—	(25)
Prepaid expenses and other	(148)	1	(147)
Accounts payable	(167)	(1)	(168)
Accrued expenses	(133)	1	(132)
Unearned warranty revenue	(9)	—	(9)
Customer deposits	(249)	—	(249)
Net cash used in operating activities	(849)		(849)
Cash flows from financing activities
Net borrowings on notes payable	14	—	14
Payments on line of credit	(60)	—	(60)
Proceeds from private placement	784	—	784
Net cash provided by financing activities	738	—	738
Net decrease in cash and cash equivalents	(111)		(111)
Cash and cash equivalents, beginning of the period	1,058	1	1,059
Cash and cash equivalents, end of the period	$947	$1	$948

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of the restatement described above on the accompanying condensed consolidated financial statements of stockholders’ equity is as follows:

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated	LLC Members
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Total

Balance as of July 1, 2020, as previously reported	—	$—	$—	$—	$(969)	$(969)
Adjustment	—	—	—		969	969
Outstanding shares of MiT, Inc., as of July 1, 2020 (see note 1)	2,650,000	—	101	—	—	101
Share exchange (see note 1)	2,350,000	—	126	(1,095)	—	(969)
Balance as of July 1, 2020, as restated	5,000,000		227	(1,095)		(868)
Shares issued in Private placement	666,667		784			784
Net loss, as previously reported	—	—	—	(389)	—	(389)
Adjustment to net loss for restatement	—	—	—	19	—	19
Balance as of September 30, 2020, as restated	5,666,667	$—	$1,011	$(1,465)	$—	$(454)

Balance as of July 1, 2021, as previously reported	—	$—	$—	$—	$(2,011)	$(2,011)
Adjustment	5,666,667	—	1,011	(1,740)	2,011	1,282
Balance as of July 1, 2021, as restated	5,666,667	—	1,011	(1,740)	—	(729)
Reverse recapitalization, as previously reported	3,316,667	—	—	—	1,280	1,280
Adjustment	(3,316,667)	—	—	—	1,280	(1,280)
Common shares issued for LLC Members’ interest, as previously reported	2,350,000	—	(1,128)	397	731	—
Adjustment	(2,350,000)	—	1,128	(397)	(731)	—
Shares of common stock issued for cash, net of costs	4,830,000	—	11,244	—	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—	—
Stock option compensation expense	—	—	56	—	—	56
Net loss, as previously reported	—	—	—	(576)	—	(576)
Adjustment to net loss for restatement	—	—	—	(1)	—	(1)
Balance as of September 30, 2021, as restated	10,636,278	$—	$12,311	$(2,317)	$—	$9,994

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q/A, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements except for the transaction described below.

On February 23, 2022, the Company received a notice from NYSE Regulation stating that the Company was not in compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to timely file with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended December 31, 2021.

In April 2022, the Company received notice that on March 23, 2022, its second PPP loan in the amount of $698,000 plus accrued interest has been fully forgiven and is paid in full.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q/A (this “Report”), including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

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

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q/A speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward- looking statements, even if new information becomes available in the future. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

On July 7, 2021, we entered into an Exchange Agreement (the “Exchange Agreement”) whereby the owners of MiT LLC, a Delaware limited liability company (“MiT LLC”), assigned and transferred to MiT Inc. their units of MiT LLC, in exchange for an aggregate of 2,350,000 shares of Common Stock of MiT Inc. (see Share Exchange in Note 1 of the Condensed Consolidated Financial Statements).

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

	Shares		Total		Average
	Acquired		Consideration		Price
	Number	Percent	Amount	Percent	Per Share
Existing stockholders	5,666,667	54.0%	$1,016,000	6.6%	$0.18
New investors in the initial public offering	4,830,000	46.0%	14,490,000	93.4%	$3.00
Total	10,496,667	100.0%	$15,506,000	100.0%

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of MiT Inc. and is the entity where the Company’s business operations are located. Because the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q/A includes information derived from the audited consolidated financial statements of MiT LLC at June 30, 2021 and the unaudited results of operations and cash flows of MiT LLC for the three months ended September 30, 2020 which have been retroactively restated to reflect the consolidation of MiT Inc. and MiT LLC in connection with the exchange agreement. See Note 1 of the condensed consolidated financial statements.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until they can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the three months ended September 30, 2021 and 2020, were adversely affected. Additionally, our projected financial and operating results for the balance of fiscal 2022 are expected to be materially adversely affected.

The ultimate impact of the COVID-19 pandemic on our business and results of operations beyond fiscal 2022 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

During the second half of the 2021 calendar year, several of the larger theater chains have announced plans to reopen and there had been some initial openings in several states with limited occupancy. The ability of these chains to reopen in part or in whole is predicate in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. It is reasonable to expect that any re-openings will continue to be done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

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

Cost of goods sold

Cost of goods sold includes the cost of products or components that we purchase from third-party manufacturers plus assembly and packaging labor costs for these third parties or in-house designed products. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking inventory at any given time to meet demands, and relying instead on a strategy of manufacturing or acquiring products based on orders placed by our customers.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Sales

Three Months Ended September 30,
(in 000’s)
2021	2020
$3,474	$1,757

Net sales increased 97.7% to $3.474 million for the three months ended September 30, 2021 from $1.757 million for the three months ended September 30, 2020 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Three Months Ended September 30,
(in 000’s)
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

Three Months Ended September 30,
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

Interest and Other (Expense)/ Income

Three Months Ended September 30,
(in 000’s)
2021	2020
$(38)	$(63)

The change in interest and other expense was primarily due to paying off outstanding debt in July 2021.

Net Loss

Three Months Ended September 30,
(in 000’s)
2021	2020
$(577)	$(370)

Net loss was $(.577) million for the three months ended September 30, 2021 compared to a net loss of $(.370) million for the three months ended September 30, 2020. This increase in net loss was driven by an increase in public company related expenses, lower margins, and increase in other expenses.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to meet our projected capital needs for twelve months from the date these financial statements were available to be issued. On July 12, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at September 30, 2021 was approximately $11.0 million, as compared to $1.269 million at June 30, 2021.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $.770 million for the three months ended September 30, 2021, due to combined net changes in working capital items of $(.193) million. The net change in working capital was primarily due to an increase in A/R, Inventory and Prepaids, offset by an increase in customer deposits. Net cash used in operating activities was $.849 million for the three months ended September 30, 2020, due primarily to our net loss of $.370 million and net changes in working capital items of $.479 million.

Cash Flows from Investing Activities

There were no net cash flows from investing activities for both of the three months ended September 30, 2021 or 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10.530 million for the three months ended September 30, 2021. The increase relates to $12.4 million of IPO net proceeds offset by repayment of $1.8 million of debt. Net cash provided by financing activities was $0.738 million for the three months ended September 30, 2020, predominately the result of proceeds received from private placement.

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

ITEM 1A.RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Prior to the completion of our initial public offering, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2021 and 2020, relating to our financial reporting processes. On February 28, 2022, the Company filed a Form 8-K/A disclosing that on February 17, 2022, the Company’s independent registered public accounting firm informed the Company of a material misstatement in the comparative unaudited condensed consolidated financial statements for the quarter ended September 30, 2021 and 2020 and that it will be required to restate its previously issued unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020 that were previously included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021. During the course of preparing our consolidated financial statements for the years ended June 30, 2021 and 2020, we determined that we had, and still have, material weaknesses in our internal control over financial reporting processes relating to our financial reporting processes associated with (i) the design and operation of our closing and financial reporting process, (ii) the absence of formal or documented accounting policies or procedures, (iii) inadequate segregation of duties issues existed and (iv) absence of formal review processes associated with journal entries. To address identified material weaknesses, we are in the process of instituting a number of accounting processes and procedures and hired a seasoned financial executive consultant as Chief Financial Officer. The CFO is also undertaking training of our senior and accounting personnel in the requirements of a public company.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of our shares and we may be unable to maintain compliance with exchange listing requirements.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common stock would likely be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject our common stock to additional trading restrictions.

Our common stock is currently listed on NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American.

On February 23, 2022, as reported in our Form 8-K filed on March 1, 2022, we received a notice from NYSE Regulation stating that the Company was not in compliance with the NYSE American’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to timely file with the SEC its Quarterly Report on Form 10-Q for the period ended December 31, 2021.

If NYSE American delists our common stock from trading on the exchange or if we determine that it is not advisable to continue the appeal or maintain the listing of the common stock on NYSE American, we do not currently expect to attempt to have our common stock listed on another national securities exchange. In that event, we expect our common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could experience a number of adverse consequences, including:

•limited availability of market quotations for the common stock;

•reduced liquidity for our securities;

•

our common stock being categorized as a “penny stock,” which requires brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

•decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the National Securities Markets Improvement Act of 1996 generally preempts the states from regulating the sale of “covered securities.” Our common stock qualifies as “covered securities” because the shares of common stock are listed on NYSE American. If our common stock were no longer listed on NYSE American, our securities would not be “covered securities” and we would be subject to regulation in each state in which we offer our securities.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In addition to issuances reported in the Current Report on Form 8-K filed with the SEC on July 13, 2021, the Company issued the following unregistered securities during the quarter ended September 30, 2021:

•On July 12, 2021, the Company issued 94,723 shares of common stock to Agility Capital III, LLC in connection with the net exercise of a warrant dated July 8, 2021.

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

We received approximately $12.360 million of net proceeds from the sale of the common stock after deducting underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $1.7 million payable by us. We currently intend to use up to approximately $6.0 million of the net proceeds from our initial public offering to fund the expansion of our sales and marketing activities, with the balance added to working capital which may include the funding of strategic acquisitions. We have not yet identified any acquisition candidates.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

The Company has entered into an executive employment agreement effective February 7, 2021, with Phil L. Rafnson as the Company's CEO at an annual salary of $156,000.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description
1.1(1)	Underwriting Agreement dated July 7, 2021 between Moving iMage Technologies, Inc. and Boustead Securities, LLC, as representative of the underwriters named therein
4.1(1)	Representative’s Warrant dated July 12, 2021
4.2(1)	Warrant dated July 12, 2021 issued to Agility Capital III, LLC
10.1(1)	Exchange Agreement dated July 7, 2021 among the Company, and the Members of Moving iMage Technologies, LLC
10.2	Employment Agreement effective February 7, 2021 between the Company and Phil L. Rafnson.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MOVING IMAGE TECHNOLOGIES, INC.

Date: April 7, 2022

	By:	/s/ Michael Sherman
	Name:	Michael Sherman
	Title:	Chief Financial Officer