Form 10-Q
period 2021-12-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2022-04-11
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number: 001-40511

Moving iMage Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	85-1836381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17760 Newhope Street,
Fountain Valley, California	92708
(Address of principal executive offices)	(Zip Code)

(714) 751-7998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	MITQ	NYSE American

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

As of April 8, 2022, there were 10,636,278 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	June 30,
	2021	2021
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,952	$1,270
Accounts receivable, net	658	454
Inventories	3,498	1,534
Prepaid expenses and other	751	95
Total Current Assets	13,859	3,353
Long-Term Assets:
Property, plant and equipment, net	9	21
Intangibles, net	887	935
Goodwill	287	287
Other assets	16	1,133
Total Long-Term Assets	1,199	2,376
Total Assets	$15,058	$5,729

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,208	$1,911
Accrued expenses	319	620
Customer deposits	3,364	1,339
Line of credit	—	590
Notes payable – current	147	237
Unearned warranty revenue	32	34
Total Current Liabilities	5,070	4,731

Long-Term Liabilities:
Notes payable, net of current portion	551	1,702
Deferred rent	25	25
Total Long-Term Liabilities	576	1,727
Total Liabilities	5,646	6,458
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,636,278 and 5,666,667 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	—	—
Additional paid-in capital	12,373	1,011
Accumulated deficit	(2,961)	(1,740)
Total Stockholders’ Equity (Deficit)	9,412	(729)
Total Liabilities and Stockholders’ Equity (Deficit)	$15,058	$5,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Net sales	$3,419	$1,609	$6,893	$3,366
Cost of goods sold	2,523	1,188	5,275	2,492
Gross profit	896	421	1,618	874

Operating expenses:
Research and development	65	34	119	61
Selling and marketing	571	374	1,115	657
General and administrative	902	369	1,565	819
Total operating expenses	1,538	777	2,799	1,537
Operating loss	(642)	(356)	(1,181)	(663)
Other (income) expenses:
Unrealized gain	—	(254)	—	(274)
Interest expense	2	55	40	138
Total other (income) expense	2	(199)	40	(136)
Net loss	$(644)	$(157)	$(1,221)	$(527)

Weighted average shares outstanding: basic and diluted	10,636,278	5,666,667	10,445,482	5,624,910
Net loss per common share basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

				Retained Earnings
Three months ended September 30, 2020 and December 31, 2021:	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance as of July 1, 2020	2,650,000	$—	$101	$—	$101
Share Exchange (see Note 1)	2,350,000	—	126	(1,095)	(969)
Balance as of July 1, 2020, as adjusted	5,000,000	—	237	(1,095)	(868)
Shares issued in private placement	666,667		784	—	784
Net loss	—	—	—	(370)	(370)

Balance as of September 30, 2020	5,666,667	—	1,011	(1,465)	(454)

Net loss	—	—	—	(157)	(157)

Balance as of December 30, 2020	5,666,667	$—	$1,011	$(1,622)	$(611)

Six months ended December 31, 2020:

Balance as of July 1, 2020	2,650,000	$—	$101	$—	$101
Share Exchange (see Note 1)	2,350,000	—	126	(1,095)	(969)
Balance as of July 1, 2020, as adjusted	5,000,000	—	237	(1,095)	(868)
Shares issued in private placement	666,667	—	784	—	784
Net loss	—	—	—	(527)	(527)

Balance as of December 31, 2020	5,666,667	$—	$1,011	$(1,622)	$(611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

				Retained Earnings
Three months ended September 30, 2021and December 31, 2021	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Shares of common stock issued for cash, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	56	—	56
Net Loss	—	—	—	(577)	(577)

Balance as of September 30, 2021	10,636,278	—	12,311	(2,317)	9,994

Grant of options for services	—	—	62	—	62
Net Loss	—	—	—	(644)	(644)

Balance as of December 31, 2021	10,636,278	$—	$12,373	$(2,961)	$9,412

Six months ended December 31, 2021:

Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Shares of common stock issued for cash, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	118	—	118
Net Loss	—	—	—	(1,221)	(1,221)

Balance as of December 31, 2021	10,636,278	$—	$12,373	$(2,961)	$9,412

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(1,221)	$(527)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reversal of) doubtful accounts	(40)	114
Depreciation expense	13	67
Amortization expense	48	47
Unrealized Gain on investments	—	(274)
Deferred rent	—	4
Stock option compensation expense	118	—

Changes in operating assets and liabilities
Accounts receivable	(164)	146
Inventories	(1,964)	197
Prepaid expenses and other	(653)	(75)
Accounts payable	(703)	(299)
Accrued expenses	(302)	(69)
Unearned warranty revenue	(2)	(17)
Customer deposits	2,025	(673)
Net cash used in operating activities	(2,845)	(1,359)
Cash flows from investing activities
Purchases of property, plant and equipment	(2)	—
Net cash used in investing activities	(2)	—
Cash flows from financing activities
Net Proceeds from initial public offering	12,360	—
Payments on line of credit	(590)	(60)
Proceeds from private placement	—	784
Payments on notes payable	(1,241)	(33)
Net cash provided by financing activities	10,529	691
Net increase (decrease) in cash and cash equivalents	7,682	(668)
Cash and cash equivalents, beginning of the period	1,270	1,059
Cash and cash equivalents, end of the period	$8,952	$391
Non-cash investing and financing activities:
Deferred IPO costs	$—	$139
Reclassification of IPO related costs from other assets to equity	$1,116	$—
Cash paid during the period:
Interest	$38	$108

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly-owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC's wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA Caddy Products), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Acquisition Co. (DBA “Caddy Products”) designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange:

In June 2020, MiT LLC members created Moving iMage Technologies, Inc. (“MIT Inc.”) to facilitate the Company’s initial public offering offering (“IPO”). Upon formation of MiT, Inc., 2,000,000 shares of MiT, Inc. common stock were issued to members of MiT LLC. On July 7, 2021, MiT LLC and MiT Inc. entered into an exchange agreement (“Exchange Agreement”) whereby the members of MiT LLC exchanged their membership interest for 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC owned approximately 79% or 4,452,334 of the outstanding common stock of MiT Inc. As a result, MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant).

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the three months ended September 30, 2020 and for the six months ended December 31, 2020 have been retroactively revised to reflect the consolidation of MiT, Inc. and MiT LLC in a manner similar to pooling of interest. All inter-company transactions and balances between MiT Inc. and MiT, LLC have been eliminated.

The condensed consolidated statements of stockholders’ equity (deficit) for the periods ended December 31, 2021 and 2020 have been retroactively revised to give effect of the change in reporting entity (as-if-pooling) accounting of MiT Inc. and MiT LLC.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until cinemas can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in, or cost of, acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the three and six months ended December 31, 2021 and 2020, have been adversely affected. Additionally, our projected financial and operating results for the remainder of fiscal 2022 are expected to be materially adversely affected.

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

During the second half of the 2021 calendar year, several larger theater chains have reopened in many parts of the United States. The ability of these chains to reopen was predicated in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. Such reopening has been done on a gradual basis with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

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

Principles of Consolidation: The condensed consolidated financial statements include the accounts of MiT Inc., its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”), and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA Caddy Products). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and with the disclosures and risk factors presented therein. The June 30, 2021 condensed consolidated balance sheet has been derived from the audited consolidated financial statements and updated to reflect the effects of the exchange agreement between MiT LLC and MiT Inc. Operating results for the three months and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2022.

Measurement of Fair Values: The Company’s accounting policies and disclosures require the measurement of fair values for both financial and non-financial assets and liabilities on either a recurring or nonrecurring basis. When measuring the fair value of an asset or a liability, the Company uses observable market data to the extent such information is available. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

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

As of June 30, 2021, $1,116,000 of deferred offering costs were capitalized in other assets. After completion of the IPO in July 2021, these costs have been recorded in the condensed consolidated statements of changes in stockholders’ equity (deficit) as a reduction of proceeds received from the offering.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2021 and December 31, 2021 the allowance for bad debts is approximately $356,000 and $316,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2021 and December 31, 2021, inventory on hand was comprised primarily of finished goods ready for sale.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the six months ended December 31, 2021 included $790,000 for revenue recognized that was included in contract liability as of July 1, 2021. Contract liabilities as of July 1, 2020 were $854,000.

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, and shipping and handling costs, and sales taxes. Taxes collected from customers are included in accounts payable on a net basis (excluded from revenues) until remitted to the government.

Deferred contract acquisition costs consist of sales commissions paid to the sales force, and the related employer payroll taxes, and are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined that sales commissions paid are an immaterial component of obtaining a customer’s contract and has elected to expense sales commissions when earned.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Disaggregation of Revenue (in 000’s):	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Equipment upon delivery (point in time)	$3,355	$1,581	$6,788	$3,303
Installation (point in time)	64	28	105	63
Total revenues	$3,419	$1,609	$6,893	$3,366

Revenue from the sale of equipment is recognized upon delivery of such equipment to customers and when performance conditions are satisfied.

Revenue from installation is recognized upon completion of the installation project and when the performance obligation is complete.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year. Services revenues are generally recognized over time as the contracts are performed. There were no software revenues during the three or six months ended December 31, 2021 or 2020.

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

Advertising Costs: Advertising costs were approximately $11,600 and $2,200 for the three months ended December 31, 2021 and 2020, respectively, and $11,700 and $5,100 for the six months ended December 31, 2021 and 2020, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets: Goodwill as of December 31, 2021 and June 30, 2021 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it’s more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

The Company tested goodwill impairment in relation to the COVID-19 pandemic and no impairments were identified for the three and six months ended December 31, 2021 or 2020.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months and six months ended December 31, 2021 or 2020.

Business Combinations: The Company includes the results of operations of the businesses that it acquires commencing on the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The transaction resulted in the transferring of an entity under common control.

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

The Company evaluate the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated the realizability of deferred tax Assets (“DTA”) at June 30, 2021 (most recent year end, presented as comparative in 10Q balance sheet), July 7, 2021(date of exchange agreement), September 30, 2021 (Q1 reporting period) and December 31, 2021 (Q2 reporting period). Because the Company has had recurring losses from operations at June 30, 2021, and further loses for the period ended September 30, 2021 and December 31, 2021, which will generate NOL’s and it has taken a full valuation allowance against all potential deferred tax assets.

Goodwill recognized in connection with acquisitions represents the residual amount of the purchase price over separately identifiable intangible assets and pursuant to 26 U.S. Code section 197 is deductible for tax purposes.

The following table summarizes deferred tax assets and liabilities as of the date of the Exchange Agreement and quarterly through December 31, 2021:

	Deferred		Existing valuation allowance
	Tax Assets	Deferred Tax Liabilities	Prior to business combination	Net Position
MiT Inc.	$—	$—	$—	$—
MiT LLC	248	(13)	(235)	—
Total July 7, 2021	$248	$(13)	$(235)	$—

Deferred tax assets	$589	$—	$—	$589
Deferred tax liabilities	—	(12)	—	(12)
Valuation allowance	—	—	(577)	(577)
Total MiT Inc. December 31, 2021	$589	$(12)	$(577)	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities quarterly through December 31, 2021:

Deferred Tax
Assets (Liabilities)
Inventory reserve	$133
Accumulated depreciation	(7)
Accumulated goodwill amortization	(6)
Deferred rent	7
Warranty reserve	8
Allowance for doubtful accounts	100
Net	235
Valuation allowance	(235)
Total July 1, 2021	$—

Inventory reserve	$133
Accumulated depreciation	(2)
Accumulated goodwill amortization	(10)
Deferred rent	7
Warranty reserve	9
Stock compensation	33
Net operating loss carryforward	319
Allowance for doubtful accounts	88
Net	577
Valuation allowance	(577)
Total December 31, 2021	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2021 and December 31, 2021, the Company has established a warranty reserve of $29,000 and $32,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	December 31,	June 30,
	2021	2021
Product warranty liability, beginning of period	$29	$65
Accruals for warranties issued	12	29
Change in estimates	—	(37)
Settlements made	(9)	(28)
Product warranty liability, end of period	$32	$29

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements: In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is in the process of evaluating the impact of this standard.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial position and results of operations upon adoption.

Other pronouncements issued by FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

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

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2021	2020	2020
Numerator:
Net (loss)	(644)	(1,221)	$(157)	$(527)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,636,278	10,445,482	5,666,667	5,624,910

Loss per share
Basic and diluted	(0.06)	(0.12)	$(0.03)	$(0.09)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2021	2020	2020
Options	150,000	150,000	—	—
Warrants	241,500	241,500	236,667	236,667
Total potentially dilutive shares	391,500	391,500	236,667	236,667

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	December 31,	June 30,
	2021	2021
Production equipment	$307	$307
Leasehold improvements	202	202
Furniture and fixtures	45	45
Computer equipment	45	44
Other equipment	114	114
	713	712
Accumulated depreciation	(704)	(691)
Net property plant and equipment	$9	$21

Depreciation expense related to property, plant and equipment was $0 and $33,000 for the three months ended December 31, 2021 and 2020, respectively, of which $0 and $30,000 is included in cost of goods sold and $0 and $3,000 in general and administrative expense, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation expense related to property, plant and equipment was $13,000 and $67,000 for the six months ended December 31, 2021 and 2020, respectively, of which $9,000 and $60,000 is included in cost of goods sold and $4,000 and $7,000 in general and administrative expense, respectively.

Depreciation of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 4 —INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2021 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$213	$757
Patents	20 years	70	9	61
Trademark	20 years	78	9	69
		$1,118	$231	$887

The following table summarizes the Company’s intangible assets as of June 30, 2021 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$169	$801
Patents	20 years	70	7	63
Trademark	20 years	78	7	71
		$1,118	$183	$935

Amortization expense was $24,000 and $24,000 for the three months ended December 31, 2021 and 2020, respectively, and was $48,000 and $48,000 for the six months ended December 31, 2021 and 2020, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2021 in each of the five years subsequent to December 31, 2021, and thereafter is as follows (amounts in thousands):

2022	$96
2023	96
2024	96
2025	96
2026	96
Thereafter	407
Total	$887

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	June 30,
	2021	2021
Employee compensation	$193	$485
Others	126	135
Total	$319	$620

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

Approximately $400,000 of the proceeds from this loan were used to pay amounts owed to Caddy in connection with the Caddy acquisition.

No further borrowings are available under this agreement from March 31, 2020. As of June 30, 2021, the outstanding balance of this line of credit was $590,000. In July 2021, the outstanding balance, and all accrued interest, was paid in full.

Long-term debt at December 31, 2021 was as follows (in thousands):

	December 31, 2021
	Balance	Current	Long Term
PPP loan	$698	$147	$551
Total	$698	$147	$551

Long-term debt at June 30, 2021 was as follows (in thousands):

	June 30, 2021
	Balance	Current	Long Term
Caddy promissory note	$1,059	$142	$917
PPP loan	698	73	625
Caddy indemnity promissory note	182	22	160
Total	$1,939	$237	$1,702

The Caddy Promissory note was payable in monthly installments through August 2024 at an interest rate of Prime plus 2.75%. The Caddy Indemnity note was payable in monthly installments due July 2024 at an interest rate of Prime plus 2.75%. On January 1, 2020, the interest rate margin increased to 3.75% on both notes. All of the notes were collateralized by Caddy assets. In addition, the notes were guaranteed by Phil Rafnson, the Company’s majority shareholder. In August 2021, all related Caddy notes and balances were paid in full

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEBT (continued)

Paycheck Protection Program

On May 6, 2020, the Company received loan proceeds in the amount of approximately $694,000 under the Paycheck Protection Program (“PPP”). On March 13, 2021, the Company received proceeds in the amount of approximately $698,000 from a second PPP loan. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In May 2021, the Company received notification from the Small Business Administration that the first loan in the amount of $694,000, including accrued interest, has been fully forgiven.

As of December 31, 2021, the outstanding balance of the second PPP loan was $698,000, of which $147,000 is included in notes payable current in the condensed consolidated balance sheets.

Any unforgiven portion of a PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. In April 2022, the Company received notice that on March 23, 2022, its second PPP loan in the amount of $698,000 plus accrued interest has been fully forgiven and is paid in full.

NOTE 7 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of December 31, 2021, the Plan provides for the issuance of up to 750,000 stock-based awards. There are 600,000 stock-based awards available to grant under the Plan at December 31, 2021.

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

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. These options, which were the only options granted during the six months ended December 31, 2021, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of approximately $62,000 and $118,000 during the three- and six-month periods ended December 31, 2021, respectively. None of the these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

At December 31, 2021, there was $126,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of six months.

During the six months ended December 31, 2021, warrant holders exercised 139,611 warrants on a cashless basis.

NOTE 8 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing Company debt. See Note 6.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for approximately 20% and 18% of the Company’s sales for the three months ended December 31, 2021. Three customers accounted for approximately 23%, 10% and 10% of the Company's sales for the six months ended December 31, 2021.

At December 31, 2021, the amount of outstanding receivables related to these customers was approximately $240,000.

One customer accounted for 48% of the Company’s sales for the three months ended December 31, 2020. One customer accounted for 49% of the Company's sales for the six months ended December 31, 2020.

At December 31, 2020, the amount of outstanding receivables related to this customer was approximately $153,000.

Vendors: Approximately 21% of the Company’s purchases were provided by one vendor for the three months ended December 31, 2021. Approximately 14% and 10% of the Company’s purchases were provided by two vendors for the three months ended December 31, 2020.

Approximately 33% of the Company’s purchases were provided by one vendor for the six months ended December 31, 2021. Approximately 16% of the Company’s purchases were provided by one vendor for the six months ended December 31, 2020.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Rent expense was $70,000 for both of the three months ended December 31, 2021 and 2020. Rent expense was $141,000 for both of the six months ended December 31, 2021 and 2020.

Future minimum lease payments at December 31, 2021 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2022	$289
2023	298
2024	306
2025	26
Total future minimum lease payments	$919

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements except for the transaction described below.

On February 23, 2022, the Company received a notice from NYSE Regulation stating that the Company was not in compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2021, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	the potential duration and impact of the COVID-19 pandemic and its effect on our business, financial condition, results of operations and cash flows;
●	interruptions or higher prices of products and services from our suppliers;
●	inability to timely introduce new products and services or enhance existing products and services;
●	our dependence on distributors, dealers and resellers to sell and market our products and services, and any failure on our part to maintain and further develop our sales channels;
●	inability to accurately forecast consumer demand for our products and services and adequately manage our inventory;
●	increasing product costs that may cause our operating margins to decline;
●	significant variation in revenues and profitability in a particular quarter as a result of the length, unpredictability and seasonality of our sales and contract fulfillment cycles;
●	significant customers who cease purchasing our products and services at any time;
●	inability ability to maintain our brand;
●	inability to offer high-quality customer support;
●	our ability to successfully address any product liability claims as well as other legal proceedings;
●	our ability to convert all of our backlog into revenue and cash flows;
●	our ability to operate in a highly competitive market;
●	the extent of competitive pricing pressure from our customers;
●	our ability to successfully enter into and operate new lines of business;
●	our ability to successfully acquire other businesses, product lines and technologies and address any problems encountered therewith;
●	our ability to attract and retain highly skilled personnel and to manage our growth with our limited resources effectively;
●	our ability to protect our trademarks and other intellectual property;
●	the impact of security breaches through cyber-attacks, cyber intrusions or otherwise; and
●	the impact of general political, social and economic conditions.

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

Overview

We are a digital cinema company that designs, manufactures, integrates, installs and distributes a full suite of proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. We also offer single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. We offer a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theater management. We also provide turnkey furniture, fixture and equipment services, or FF&E, to commercial cinema exhibitors for new construction and remodels, including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Technologies, LLC’s products and services focus on the integration needs associated with high quality motion picture exhibition. We provide purpose-built products for digital cinema, 3D, pre-show/alternative content and a variety of entertainment and educational applications. As a hybrid manufacturer and reseller, MiT LLC offers turnkey custom solutions for a variety of applications. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers, and can participate in every phase of the process from conceptual design and development to production on most any scale. MiT LLC personnel have designed, specified and installed thousands of commercial cinemas, post production, screening and high-end residential rooms.

Through its wholly-owned subsidiary, Moving iMage Acquisition Co. (DBA “Caddy Products”), MiT LLC designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

On July 7, 2021, we entered into an Exchange Agreement (the “Exchange Agreement”) whereby the owners of Moving iMage Technologies, LLC, a Delaware limited liability company (“MiT LLC”), assigned and transferred to MiT Inc. their units of MiT LLC, in exchange for an aggregate of 2,350,000 shares of Common Stock of MiT Inc. (see Share Exchange in Note 1 of the Condensed Consolidated Financial Statements).

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

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of MiT Inc. and is the entity where the Company’s business operations are located. Because the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q include information derived from the audited consolidated financial statements of MiT LLC at June 30, 2021 and the unaudited results of operations and cash flows of MiT LLC for the three and six months ended December 31, 2020 which have been retroactively restated to reflect the consolidation of MiT Inc. and MiT LLC in connection with the exchange agreement. See Note 1 of the condensed consolidated financial statements.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until they can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the six months ended December 31, 2021 and 2020, were adversely affected. Additionally, our projected financial and operating results for the balance of fiscal 2022 are expected to be materially adversely affected.

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

Fluctuations in Revenues and Earnings.  Both the sales cycle and the contract fulfillment cycle are dependent on a number of factors from our customers that are not in our control. Accordingly, backlog, the recognition of backlog into revenue and related earnings may fluctuate from quarter to quarter depending on our customers’ particular requirements, which can sometimes change between the initial signing of a contract and its ultimate fulfillment.

Critical Accounting Policies and Estimates. We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects, and third-party compensation for research and development services. We do not engage in any long-term research and development contracts, and all research and development costs are expensed as incurred.

Recent accounting pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited condensed consolidated financial statements.

Results of Operations

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

Sales

Three Months Ended December 31,
(in 000’s)
2021	2020
$3,419	$1,609

Net sales increased 112.5% to $3.419 million for the three months ended December 31, 2021 from $1.609 million for the three months ended December 31, 2020 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Three Months Ended December 31,
(in 000’s),
2021	2020
$896	$421

Gross profit increased 112.8% to $.896 million for the three months ended December 31, 2021 from $.421 million for the three months ended December 31, 2020. As a percentage of total revenues, gross profit remained constant at 26.2% for both periods.

Research and Development

Three Months Ended December 31,
(in 000’s)
2021	2020
$65	$34

Increase in research and development expense was primarily associated with the impact of COVID-19 in the 2020 period. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Three Months Ended December 31,
(in 000’s)
2021	2020
$1,473	$743

The increase in selling, general and administrative expense was due primarily to the impact of COVID-19 in the 2020 period as the Company instituted cost containment measures, such as headcount reduction, executive pay reduction and cost avoidance. In addition, the Company incurred significant expenses associated with becoming a public company, such as increased legal, accounting and other regulatory costs.

Other (Income) Expense

Three Months Ended December 31,
(in 000’s)
2021	2020
$2	$(199)

The change in other (income) expense was primarily due to an unrealized gain in 2020.

Net Loss

Three Months Ended December 31,
(in 000’s)
2021	2020
$(644)	$(157)

Net loss was $(.644) million for the three months ended December 31, 2021 compared to a net loss of $(.157) million for the three months ended December 31, 2020. This increase in net loss was driven by increase in public company related expenses and other selling, general and operating expenses.

Six months ended December 31, 2021 compared to six months ended December 31, 2020

Revenues

Six Months Ended December 31,
(in 000’s)
2021	2020
$6,893	$3,366

Net revenues increased 104.8% to $6.893 million for the six months ended December 31, 2021 from $3.366 million for the six months ended December 31, 2020 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Six Months Ended December 31,
(in 000’s),
2021	2020
$1,618	$874

Gross profit increased 85.1% to $1.618 million for the six months ended December 31, 2021 from $.874 million for the six months ended December 31, 2020. As a percentage of total revenues, gross profit declined to 23.5% for the six months ended December 31, 2021 from 25.9% for the six months ended December 31, 2020. The decrease in gross margin as a percentage of revenues was driven primarily by product mix, as higher margin parts and services revenue made up a smaller percentage of total revenues. In addition, the margin decrease was affected by a decrease in higher margin Caddy cupholder sales.

Research and Development

Six Months Ended December 31,
(in 000’s)
2021	2020
$119	$61

Increase in research and development expense was primarily associated with the impact of COVID-19 in the 2020 period. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Six Months Ended December 31,
(in 000’s)
2021	2020
$2,680	$1,476

The increase in selling, general and administrative expense was due primarily to the impact of COVID-19 in the prior period as the Company instituted cost containment measures, such as headcount reduction, executive pay reduction and cost avoidance. Additionally, the Company incurred significant expenses associated with becoming a public company, such as increased legal, accounting and other regulatory costs.

Interest and Other Expense

Six Months Ended December 31,
(in 000’s)
2021	2020
$40	$(136)

Due to an unrealized gain on short term investments offset by interest expense associated with paying off outstanding debt in July 2021.

Net Loss

Six Months Ended December 31,
(in 000’s)
2021	2020
$(1,221)	$(527)

Net loss was $(1.221) million for the six months ended December 31, 2021 compared to a net loss of $(.527) million for the six months ended December 31, 2020. This increase in net loss was driven by increase in public company related expenses and other selling, general and operating expenses.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.36 million. Cash balance at December 31, 2021 was approximately $8.95 million, as compared to $1.269 million at June 30, 2021.

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

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. Furthermore, we received an aggregate of $1.39 million of financial support under the COVID-19 relief legislation in the U.S. However, the legislation and guidance from the authorities continue to evolve; as such, the amount and timing of additional support, if any, that we could receive are not determinable at this time, and there can be no guarantees that we will receive additional financial support through these programs. In the event of a sustained market deterioration, and continued declines in revenues, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

Cash Flows from Operating Activities

Net cash used by operating activities was $2.845 million for the six months ended December 31, 2021, primarily due to a net loss of $1.221 million and combined net changes in working capital items of $1.763 million. The net change in working capital was primarily due to an increase in inventory of $1.964 million and payments of accounts payable and accrued expenses, offset by an increase in customer deposits. Net cash used in operating activities was $1.359 million for the six months ended December 31, 2020, due to our net loss of $.527 million and net changes in working capital items of $.790 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the six months ended December 31, 2021 for the purchase of equipment. Net cash flow from investing activities was zero for the six months ended December 31, 2020, as we took steps to preserve cash during the pandemic.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10.529 million for the six months ended December 31, 2021. The increase relates to $12.36 million of IPO net proceeds offset by net repayments of $1.831 million of debt. Net cash provided by financing activities was $0.691 million for the six months ended December 31, 2020, predominately the result of proceeds received from the private placement.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2021 and 2020, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address identified material weaknesses, we are in the process of instituting a number of accounting processes and procedures and hired a seasoned financial executive consultant as Chief Financial Officer. The CFO is also undertaking training of our senior and accounting personnel in the requirements of being a public company. The Company is currently searching for an external consulting source to assist in remediation.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, there can be no assurance that we will be able to timely remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

If NYSE American delists our common stock from trading on the exchange or if we determine that it is not advisable to continue the appeal or maintain the listing of the common stock on NYSE American, we do not currently expect to attempt to have our common stock listed on another national securities exchange. In that event, we expect our common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could experience a number of adverse consequences, including:

●	limited availability of market quotations for the common stock;
●	reduced liquidity for our securities;
●	our common stock being categorized as a “penny stock,” which requires brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
*	Filed herewith.
ª	Indicates a management contract or compensatory plan or arrangement
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVING IMAGE TECHNOLOGIES, INC.

Date: April 11, 2022

	By:	/s/ Michael Sherman
	Name:	Michael Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)