Form 10-Q
period 2022-03-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2022-05-16
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 10,828,378 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31,	June 30,
	2022	2021
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$6,337	$1,270
Marketable securities	3,082	—
Accounts receivable, net	1,686	454
Inventories, net	2,985	1,534
Prepaid expenses and other	785	95
Total Current Assets	14,875	3,353
Long-Term Assets:
Marketable securities	347	—
Property, plant and equipment, net	24	21
Intangibles, net	863	935
Goodwill	287	287
Other assets	16	1,133
Total Long-Term Assets	1,537	2,376
Total Assets	$16,412	$5,729

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,237	$1,911
Accrued expenses	515	620
Customer deposits	3,534	1,339
Line of credit	—	590
Notes payable – current	—	237
Unearned warranty revenue	37	34
Total Current Liabilities	6,321	4,731

Long-Term Liabilities:
Notes payable, net of current portion	—	1,702
Deferred rent	24	25
Total Long-Term Liabilities	24	1,727
Total Liabilities	6,345	6,458
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,636,278 and 5,666,667 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	—	—
Additional paid-in capital	12,433	1,011
Accumulated deficit	(2,368)	(1,740)
Total Stockholders’ Equity (Deficit)	10,065	(729)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,412	$5,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Net sales	$5,835	$1,710	$12,728	$5,076
Cost of goods sold	4,468	1,294	9,743	3,786
Gross profit	1,367	416	2,985	1,290

Operating expenses:
Research and development	53	42	172	103
Selling and marketing	539	277	1,653	934
General and administrative	906	389	2,470	1,209
Total operating expenses	1,498	708	4,295	2,244
Operating loss	(131)	(292)	(1,310)	(956)
Other (income) expense:
Unrealized gain on marketable securities	(17)	—	(17)	—
Realized gain on marketable securities	—	(185)	—	(459)
PPP loan and interest forgiveness	(705)	—	(705)	—
Interest and other income	(1)	—	(2)	—
Interest expense	2	57	40	194
Total other (income) expense	(724)	(128)	(684)	(265)
Net income (loss)	$593	$(164)	$(626)	$(691)

Weighted average shares outstanding: basic and diluted*	10,636,278	5,666,667	10,508,152	5,638,626
Net income (loss) per common share basic and diluted	$0.06	$(0.03)	$(0.06)	$(0.12)

*See Note 3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

				Retained Earnings
Three months ended September 30, 2020, December 31, 2020, and March 31, 2021:	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance as of July 1, 2020	2,650,000	$—	$101	$—	$101
Share Exchange (see Note 1)	2,350,000	—	126	(1,095)	(969)
Balance as of July 1, 2020, as adjusted	5,000,000	—	227	(1,095)	(868)
Shares issued in private placement	666,667		784	—	784
Net loss	—	—	—	(370)	(370)

Balance as of September 30, 2020	5,666,667	$—	$1,011	$(1,465)	$(454)

Net loss	—	—	—	(157)	(157)

Balance as of December 31, 2020	5,666,667	$—	$1,011	$(1,622)	$(611)

Net loss	—	—	—	(164)	(164)

Balance as of March 31, 2021	5,666,667	—	$1,011	$(1,786)	$(775)

Nine months ended March 31, 2021:

Balance as of July 1, 2020	2,650,000	$—	$101	$—	$101
Share Exchange (see Note 1)	2,350,000	—	126	(1,095)	(969)
Balance as of July 1, 2020, as adjusted	5,000,000	—	237	(1,095)	(868)
Shares issued in private placement	666,667	—	784	—	784
Net loss	—	—	—	(691)	(691)

Balance as of March 31, 2021	5,666,667	$—	$1,011	$(1,786)	$(775)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

				Retained Earnings
Three months ended September 30, 2021, December 31, 2021, and March 31, 2022:	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Shares of common stock issued for cash, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	56	—	56
Net Loss	—	—	—	(577)	(577)

Balance as of September 30, 2021	10,636,278	—	12,311	(2,317)	9,994

Grant of options for services	—	—	62	—	62
Net Loss	—	—	—	(644)	(644)

Balance as of December 31, 2021	10,636,278	$—	$12,373	$(2,961)	$9,412

Grant of options for services	—	—	60	—	60
Net Income	—	—	—	593	593

Balance as of March 31, 2022	10,636,278	$—	$12,433	$(2,368)	$10,065

Nine months ended March 31, 2022:

Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Shares of common stock issued for cash, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	178	—	178
Net Loss	—	—	—	(628)	(626)

Balance as of March 31, 2022	10,636,278	$—	$12,433	$(2,368)	$10,065

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(626)	$(691)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reversal of) doubtful accounts	(230)	8
Depreciation expense	15	99
Amortization expense	72	72
Unrealized gain on investments	(17)	—
Realized gain on investments	—	(459)
Deferred rent	(1)	5
Stock option compensation expense	178	—
PPP loan forgiveness	(705)	—
Changes in operating assets and liabilities
Accounts receivable	(1,002)	139
Inventories	(1,451)	(263)
Prepaid expenses and other	426	(104)
Accounts payable	326	(311)
Accrued expenses	(99)	(78)
Unearned warranty revenue	3	(21)
Customer deposits	2,195	(270)
Net cash used in operating activities	(916)	(1,874)
Cash flows from investing activities
Sale of (investment in) marketable securities	(3,412)	550
Purchases of property, plant and equipment	(18)	—
Net cash used in investing activities	(3,430)	550
Cash flows from financing activities
Net Proceeds from initial public offering	11,244	—
Payments on line of credit	(590)	(60)
Proceeds from private placement	—	1,334
Paycheck Protection Program loan proceeds	—	698
Payments on notes payable	(1,241)	(59)
Net cash provided by financing activities	9,413	1,363
Net increase (decrease) in cash and cash equivalents	5,067	39
Cash and cash equivalents, beginning of the period	1,270	1,059
Cash and cash equivalents, end of the period	$6,337	$1,098
Non-cash investing and financing activities:
Deferred IPO costs	$—	$72
Reclassification of IPO related costs from other assets to equity	$1,116	$—
Cash paid during the period:
Interest	$40	$165

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly-owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC's wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA Caddy Products), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixtures and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

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

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the three months and for the nine months ended March 31, 2021 have been retroactively revised to reflect the consolidation of MiT, Inc. and MiT LLC. All inter-company transactions and balances between MiT Inc. and MiT, LLC have been eliminated.

The condensed consolidated statements of stockholders’ equity (deficit) for the periods ended March 31, 2022 and 2021 have been retroactively revised to give effect of the change in reporting entity accounting of MiT Inc. and MiT LLC.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until cinemas can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in, or cost of, acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the three and nine months ended March 31, 2022 and 2021, have been adversely affected. Additionally, our projected financial and operating results for the remainder of fiscal 2022 are expected to be materially adversely affected.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and with the disclosures and risk factors presented therein. The June 30, 2021 condensed consolidated balance sheet has been derived from the audited consolidated financial statements and updated to reflect the effects of the exchange agreement between MiT LLC and MiT Inc. Operating results for the three months and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2022.

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

Cash Equivalents and Marketable Securities: All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s investments in marketable debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for sale. Realized gains and losses on available-for-sale debt securities are included in net income/loss. Unrealized gains and losses, net of tax, on available-for-sale debt securities are recognized in other comprehensive gain/(loss). The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income/(expense), net. The cost of securities sold is determined using the specific identification method.

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of March 31, 2022 and June 30, 2021, the allowance for bad debts is approximately $126,000 and $261,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of March 31, 2022 and June 30, 2021, inventory on hand was comprised primarily of finished goods ready for sale. As of March 31, 2022 and June 30, 2021, inventory reserve was $581,000 and $375,000, respectively.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer and when performance conditions are satisfied as per the agreement, in an amount that reflects the consideration that we expect to receive in exchange for those goods as per the agreement with the customer. We generate all our revenue from agreements with customers. In cases where there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the nine months ended March 31, 2022 included $1.273 million for revenue recognized that was included in contract liability as of July 1, 2021. Contract liabilities as of July 1, 2020 were $.854 million.

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

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Disaggregation of Revenue (in 000’s):	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Equipment upon delivery (point in time)	$5,701	$1,682	$12,489	$4,984
Installation (point in time)	134	28	239	92
Total revenues	$5,835	$1,710	$12,728	$5,076

Revenue from the sale of equipment is recognized upon delivery of such equipment to customers and when performance conditions are satisfied.

Revenue from installation is recognized upon completion of the installation project and when the performance obligation is complete.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year. Services revenues are generally recognized over time as the contracts are performed. There were no software revenues during the three or nine months ended March 31, 2022 or 2021.

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

Advertising Costs: Advertising costs were approximately $4,300 and $4,600 for the three months ended March 31, 2022 and 2021, respectively, and $16,000 and $9,700 for the nine months ended March 31, 2022 and 2021, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets: Goodwill as of March 31, 2022 and June 30, 2021 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it’s more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

The Company tested goodwill impairment in relation to the COVID-19 pandemic and no impairments were identified for the three and nine months ended March 31, 2022 or 2021.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months and nine months ended March 31, 2022 or 2021.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Because the Company has had recurring losses from operations, at March 31, 2022 it has taken a full valuation allowance against all potential deferred tax assets. Prior to July 7, 2021, MiT LLC was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits (losses) of the Company being passed through to the members. As such, there is no recognition of federal or state income taxes in the financial statements prior to July 7, 2021. Any uncertain tax position taken by the members is not an uncertain position of the Company.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated the realizability of deferred tax assets (“DTA”) at June 30, 2021 (most recent year end, presented as comparative in 10Q balance sheet), July 7, 2021 (date of exchange agreement), September 30, 2021 (Q1 reporting period) December 31, 2021 (Q2 reporting period) and March 31, 2022 (Q3 reporting period). Because the Company has had recurring losses from operations at June 30, 2021, and further losses for the nine months ended March 31, 2022, which will generate NOL’s, and it has taken a full valuation allowance against all potential deferred tax assets.

Goodwill recognized in connection with acquisitions represents the residual amount of the purchase price over separately identifiable intangible assets and pursuant to 26 U.S. Code section 197 is deductible for tax purposes.

The following table summarizes deferred tax assets and liabilities as of the date of the Exchange Agreement through March 31, 2022:

	Deferred		Existing valuation allowance
	Tax Assets	Deferred Tax Liabilities	Prior to business combination	Net Position
MiT Inc.	$—	$—	$—	$—
MiT LLC	248	(13)	(235)	—
Total July 7, 2021	$248	$(13)	$(235)	$—

Deferred tax assets	$622	$—	$—	$622
Deferred tax liabilities	—	(12)	—	(12)
Valuation allowance	—	—	(610)	(610)
Total MiT Inc. March 31, 2022	$622	$(12)	$(610)	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities through March 31, 2022:

Deferred Tax
Assets (Liabilities)
Inventory reserve	$133
Accumulated depreciation	(7)
Accumulated goodwill amortization	(6)
Accumulated intangible amortization	13
Deferred rent	7
Warranty reserve	8
Allowance for doubtful accounts	100
Net	248
Valuation allowance	(248)
Total July 1, 2021	$—

Inventory reserve	$152
Accumulated depreciation	(1)
Accumulated goodwill amortization	(11)
Accumulated intangible amortization	17
Deferred rent	7
Warranty reserve	9
Stock compensation	50
Net operating loss carryforward	370
Allowance for doubtful accounts	35
Net	627
Valuation allowance	(627)
Total March 31, 2022	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2021 and March 31, 2022, the Company has established a warranty reserve of $29,000 and $37,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	Nine Months Ended	Twelve Months Ended
	March 31,	June 30,
	2022	2021
Product warranty liability, beginning of period	$29	$65
Accruals for warranties issued	37	29
Change in estimates	—	(37)
Settlements made	(29)	(28)
Product warranty liability, end of period	$37	$29

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements: In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is in the process of evaluating the impact of this standard effective July 1, 2022.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective beginning July 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial position and results of operations upon adoption.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 31, 2022 (amounts in 000’s):

						Current	Non-current
	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities

Cash	$6,337	$—	$—	$6,337	$6,337	$—	$—

Equities
Communication	40	—	(1)	39	—	39	—
Consumer Discretionary	56	2	—	58	—	58	—
Consumer Staples	19	1	—	20	—	20	—
Energy	9	—	(1)	8	—	8	—
Financials	44	—	(2)	42	—	42	—
Health Care	40	1	—	41	—	41	—
Industrials	27	1	—	28	—	28	—
Information Technology	120	3	—	123	—	123	—
Materials	10	1	—	11	—	11	—
Real Estate	10	—	—	10	—	10	—
Utilities	6	1	—	7	—	7	—
Mutual Funds	327	—	—	327	—	327	—
					—
Subtotal	708	10	(4)	714	—	714	—

Fixed Income
State & Municipal Bonds	673	3	—	676	—	329	347
Fixed income funds	1,655	2	—	1,657	—	1,657	—

Subtotal	2,328	5	—	2,333	—	1,986	347

Alternative, real estate and other	381	1	—	382	—	382	—

Total	$9,754	$16	$(4)	$9,766	$6,337	$3,082	$347

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INCOME (LOSS) PER SHARE

Basic income (loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted average number of common and potentially dilutive securities outstanding during each period. Potentially dilutive securities consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted income (loss) per share is as follows:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	December 31,
	2022	2022	2021	2021
Numerator:
Net income (loss)	$593	$(628)	$(164)	$(691)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,636,278	10,508,152	5,666,667	5,638,626

Income (loss) per share
Basic and diluted	$.06	$(0.06)	$(0.03)	$(0.12)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2022	2021	2021
Options	150,000	150,000	—	—
Warrants	241,500	241,500	236,667	236,667
Total potentially dilutive shares	391,500	391,500	236,667	236,667

For the three month period ended March 31, 2021 and the nine month periods ended March 31, 2022 and 2021, the Company had a net loss, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation. For the three month period ended March 31, 2022 the Company had net income. All potentially dilutive securities for the three month period ended March 31, 2022 were excluded from the computation of earnings per share because their exercise prices were out of the money and were thus also anti-dilutive when computed using the treasury stock method.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	March 31,	June 30,
	2022	2021
Production equipment	$307	$307
Leasehold improvements	213	202
Furniture and fixtures	45	45
Computer equipment	46	44
Other equipment	120	114
	730	712
Accumulated depreciation	(706)	(691)
Net property plant and equipment	$24	$21

Depreciation expense related to property, plant and equipment was $3,000 and $33,000 for the three months ended March 31, 2022 and 2021, respectively, of which $0 and $30,000 is included in cost of goods sold and $3,000 and $3,000 in general and administrative expense, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation expense related to property, plant and equipment was $15,000 and $98,000 for the nine months ended March 31, 2022 and 2021, respectively, of which $9,000 and $90,000 is included in cost of goods sold and $7,000 and $8,000 in general and administrative expense, respectively.

Depreciation of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 —INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$235	$735
Patents	20 years	70	10	60
Trademark	20 years	78	10	68
		$1,118	$231	$863

The following table summarizes the Company’s intangible assets as of June 30, 2021 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$169	$801
Patents	20 years	70	7	63
Trademark	20 years	78	7	71
		$1,118	$183	$935

Amortization expense was $24,000 and $24,000 for the three months ended March 31, 2022 and 2021, respectively, and was $72,000 and $72,000 for the nine months ended March 31, 2022 and 2021, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2022 in each of the five years subsequent to March 31, 2022, and thereafter is as follows (amounts in thousands):

2022	$96
2023	96
2024	96
2025	96
2026	96
Thereafter	383
Total	$863

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	June 30,
	2022	2021
Employee compensation	$311	$485
Others	204	135
Total	$515	$620

NOTE 7 — DEBT

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

There was no outstanding debt as of March 31, 2022.

Long-term debt at June 30, 2021 was as follows (in thousands):

	June 30, 2021
	Balance	Current	Long Term
Caddy promissory note	$1,059	$142	$917
PPP loan	698	73	625
Caddy indemnity promissory note	182	22	160
Total	$1,939	$237	$1,702

The Caddy Promissory note was payable in monthly installments through August 2024 at an interest rate of Prime plus 2.75%. The Caddy Indemnity note was payable in monthly installments due July 2024 at an interest rate of Prime plus 2.75%. On January 1, 2020, the interest rate margin increased to 3.75% on both notes. All of the notes were collateralized by Caddy assets. In addition, the notes were guaranteed by Phil Rafnson, the Company’s majority shareholder. In August 2021, all related Caddy notes and balances were paid in full

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (continued)

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

NOTE 8 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of December 31, 2021, the Plan provides for the issuance of up to 750,000 stock-based awards. There are 600,000 stock-based awards available to grant under the Plan at March 31, 2022.

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

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. These options, which were the only options granted during the nine months ended March 31, 2022, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of approximately $60,000 and $178,000 during the three and nine month periods ended March 31, 2022, respectively. None of the these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

At March 31, 2022, there was $66,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of three months.

During the nine months ended March 31, 2022, warrant holders exercised 139,611 warrants on a cashless basis.

NOTE 9 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing Company debt. See Note 6.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for approximately 11% and 10% of the Company’s sales for the three months ended March 31, 2022.One customer accounted for approximately 32% of the Company's sales for the nine months ended March 31, 2022.

At March 31, 2022, the amount of outstanding receivables related to these customers was approximately $120,000.

Two customers accounted for 14% and 13% of the Company’s sales for the three months ended March 31, 2021. One customer accounted for 31% of the Company's sales for the nine months ended March 31, 2021.

At March 31, 2021, the amount of outstanding receivables related to this customer was approximately $1,000.

Vendors: Approximately 14% and 13% of the Company’s purchases were provided by two vendors for the three months ended March 31, 2022. Approximately 17%, 16% and 10% of the Company’s purchases were provided by three vendors for the three months ended March 31, 2021.

Approximately 10% of the Company’s purchases were provided by one vendor for the nine months ended March 31, 2022. Approximately 50% of the Company’s purchases were provided by one vendor for the nine months ended March 31, 2021.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Rent expense was $70,000 for both of the three months ended March 31, 2022 and 2021. Rent expense was $141,000 for the nine months ended March 31, 2022 and 2021.

Future minimum lease payments for the next 5 years at March December 31, 2021 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2022	$288
2023	297
2024	278
Total future minimum lease payments	$862

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

On April 21, 2022, Moving iMage Technologies, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with QSC, LLC (the”Seller”) whereby the Company agreed to purchase from the Seller all of its infrared-based

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assistive listening and closed caption devices for cinema patrons for an aggregate purchase price of $1.5 million, which amount may be adjusted based on the full cost value and quantities in inventory at the time of closing.

In April 2022, underwriter warrants were exercised on a cashless basis resulting in the issuance of 192,120 shares of common stock.

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

As a result of the Share Exchange, MiT LLC became a wholly-owned subsidiary of MiT Inc. and is the entity where the Company’s business operations are located. Because the Share Exchange occurred subsequent to the Company’s fiscal year ended June 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q include information derived from the audited consolidated financial statements of MiT LLC at June 30, 2021 and the unaudited results of operations and cash flows of MiT LLC for the three and nine months ended March 31, 2021 which have been retroactively restated to reflect the consolidation of MiT Inc. and MiT LLC in connection with the exchange agreement. See Note 1 of the condensed consolidated financial statements.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. Cinemas have been shuttered since March 2020 in an effort to stem the spread of COVID-19 and studios, for the most part, have rescheduled their film releases until they can reopen. Specifically, the pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the nine months ended March 31, 2022 and 2021, were adversely affected.

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

During the second half of the 2021 calendar year, several of the larger theater chains have reopened and there had been some initial openings in several state with limited occupancy. The ability of these chains to reopen in part or in whole is predicate in large part on decisions by state and local officials to allow, limit or prohibit the reopening of establishments such as cinemas in response to regionally specific COVID-19 outbreaks. It is reasonable to expect that reopening’s will continue to be done with limited occupancy and specific procedures, products, and technologies required to be implemented to protect the safety and health of returning patrons and employees.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Sales

Three Months Ended March 31,
(in 000’s)
2022	2021
$5,835	$1,710

Net sales increased 241.2% to $5.835 million for the three months ended March 31, 2022 from $1.710 million for the three months ended March 31, 2021 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Three Months Ended March 31,
(in 000’s),
2022	2021
$1,367	$416

Gross profit increased 228.6% to $1.367 million for the three months ended March 31, 2022 from $.416 million for the three months ended March 31, 2021. As a percentage of total revenues, gross profit decreased to 23.4% from 24.3% due to product mix.

Research and Development

Three Months Ended March 31,
(in 000’s)
2022	2021
$53	$42

Increase in research and development expense was primarily associated with the impact of COVID-19 in the 2021 period. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Three Months Ended March 31,
(in 000’s)
2022	2021
$1,445	$666

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

Other (Income) Expense

Three Months Ended March 31,
(in 000’s)
2022	2021
$(724)	$(128)

The change in other (income) expense was primarily due to gain on extinguishment of PPP debt.

Net Loss

Three Months Ended March 31,
(in 000’s)
2022	2021
$593	$(164)

Net income was $.593 million for the three months ended March 31, 2022 compared to a net loss of $(.164) million for the three months ended March 31, 2021. This increase in income was driven by a $.698 million gain on the extinguishment due to forgiveness of the second PPP loan, offset by an increase in public company related expenses and other selling, general and operating expenses.

Nine months ended March 31, 2022 compared to nine months ended March 31, 2021

Sales

Nine Months Ended March 31,
(in 000’s)
2022	2021
$12,728	$5,076

Net sales increased 150.7% to $12.728 million for the nine months ended March 31, 2022 from $5.076 million for the nine months ended March 31, 2021 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Nine Months Ended March 31,
(in 000’s),
2022	2021
$2,985	$1,290

Gross profit increased 131.4% to $2.985 million for the nine months ended March 31, 2022 from $.1.290 million for the nine months ended March 31, 2021. As a percentage of total sales, gross profit declined to 23.5% for the nine months ended March 31, 2022 from 25.4% for the nine months ended March 31, 2021. The decrease in gross margin as a percentage of revenues was driven primarily by product mix, as higher margin parts and services revenue made up a smaller percentage of total revenues. In addition, the margin decrease was affected by a decrease in higher margin Caddy cupholder sales.

Research and Development

Nine Months Ended March 31,
(in 000’s)
2022	2021
$172	$103

Increase in research and development expense was primarily associated with the impact of COVID-19 in the 2021 period. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Nine Months Ended December 31,
(in 000’s)
2022	2021
$4,125	$2,143

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

Interest and Other (Income) Expense

Nine Months Ended December 31,
(in 000’s)
2022	2021
$(684)	$(265)

Increase due to unrealized gain on extinguishment of the second PPP loan and lower interest expense, offset by a decrease in in unrealized short term investment gains.

Net Loss

Nine Months Ended March 31,
(in 000’s)
2022	2021
$(626)	$(691)

Net loss was $(.626) million for the nine months ended March 31, 2022 compared to a net loss of $(.691) million for the nine months ended March 31, 2021. This decrease in net loss was driven by increase in sales, PPP loan forgiveness, offset by increase in public company related expenses and other selling, general and operating expenses.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $11.244 million. Cash balance at March 31, 2022 was approximately $6.337 million, as compared to $1.270 million at June 30, 2021. Short term investments balance at March 31, 2022 was $3.082 million compared to $0 at June 30, 2021.

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

Cash Flows from Operating Activities

Net cash used by operating activities was $.916 million for the nine months ended March 31, 2022, primarily due to net loss of $.626 million offset by net changes in working capital items of $(.398) million. The net change in working capital was primarily due to an increase in inventory of $1.451 million and accounts receivable of $1.02 million, offset by an increase in customer deposits of $2.195 million. Net cash used in operating activities was $1.874 million for the nine months ended March 31, 2021, due to our net loss of $.691 million and net changes in working capital items of $.908 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.430 million for the nine months ended March 31, 2022 primarily due to the investment in marketable securities. Net cash provided by investing activities was $.550 million for the nine months ended March 31, 2021, due to the sale of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.413 million for the nine months ended March 31, 2022. The increase relates to $11.244 million of IPO net proceeds offset by net repayments of $1.831 million of debt. Net cash provided by financing activities was $1.363 million for the nine months ended March 31, 2021, predominately the result of proceeds received from the private placement of $1.334 million and Paycheck Protection Program of $.698 million, respectively.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

Other than as described below, during the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In April 2022, underwriter warrants were exercised on a cashless basis resulting in the issuance of 192,120 shares of common stock. The shares were not registered under the Securities Act, in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D as promulgated thereunder, and in reliance on the representations, warranties and covenants of the holder.

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
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: May 16, 2022

	By:	/s/ Michael Sherman
	Name:	Michael Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)