Form 10-K
period 2022-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2022-09-28
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number	001-40511

MOVING IMAGE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1836381
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

17760 Newhope Street Fountain Valley, California	92708
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code     (714) 751-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	MITQ	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2021, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on December 31, 2021 of $2.10) held by non–affiliates of the registrant was approximately $15.8 million.

As of September 28, 2022, there were 10,958,398 Shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

ITEM 1.BUSINESS

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

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.movingimagetech.com. The Company includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this Report. Copies of these reports are also available, without charge, by contacting Moving iMage Technologies, Inc. located at 17760 Newhope Street, Fountain Valley, CA 92708. Our telephone number is (714) 751-7998.

Description of Business

We are a leading provider of technology, products, and services to movie theater operators and sports and entertainment venues.

1)	We provide a set of valuable services to movie theater operators and other critical screening and viewing rooms. These services include overall project management, which can encompass a wide range of design, integration, installation, and procurement services for new auditorium builds, refurbishments, or upgrades to existing facilities.
2)	We design and manufacture a set of proprietary products that are sold either as part of our project management services or a la carte. Examples of these products include our ADA-compliant accessibility products and our Caddy brand, a leading provider of proprietary cup holders, trays, and other products sold into our strategic markets of motion picture exhibition, entertainment, and sports venues as well as other non-strategic markets. We also resell third-party technologies, including but not limited to items such as screens, projectors, and servers.
3)	We resell third-party products as part of our project management services or a la carte. These include technology products such as screens, projectors, servers, and FF&E (furniture, fixtures, and equipment).
4)	Finally, we have a set of recently introduced products that we believe have the potential to be disruptive to the movie theater, entertainment and sports venue industries. For example, our operations enhancement and theater management solution includes a software-as-a-service (SaaS) platform combined with other technologies that allow theater operators to improve their quality control. We have also developed a translator product and service that will enable moviegoers to watch a movie in any language that the film is available in, all in the same auditorium through a set of augmented reality glasses. Another example is a proprietary mobile cart we’ve developed to enable eSports and gaming in movie-theater auditoriums.

Industry and Revenue Drivers

Our Industry

Trends

In 2019, the movie industry reported the second highest domestic box office ever at $11.4 billion. In 2020, the domestic box office declined to $2.3 billion due to pandemic-related shutdowns, while 2021 was a tale of two halves. The first half maintained the slow level of domestic box office sales, with movie studios unsuccessfully experimenting with direct-to-streaming movies through their proprietary streaming services. In contrast, the second half began to see a recovery in the market with the easing of pandemic-related restrictions. This return to a more normalized environment led to a broader and more diverse slate of movie releases, more tentpoles (blockbusters) from a wider range of distributors, and movie studios cutting back on or abandoning the direct-to-streaming model. The domestic box office was $4.4 billion with significant momentum going into 2022. Through July 31, 2022, the domestic box office has continued to expand, estimating $7.0 billion with several tentpoles due to be released during the second half of the year.

Convenient and Affordable Form of Out-Of-Home Entertainment.   Movie-going continues to be one of the most affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $9.57 in 2021. Movie theaters continue to draw more people than all theme parks and major U.S. sports combined according to the Motion Picture Association of America.

Increased Importance and Growth of International Markets.   According to the Motion Picture Association of America, international markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for approximately 73% of 2019 total worldwide box office revenues.

Introduction of New Platforms and Product Offerings that Enhance the Movie-Going Experience.   The motion picture exhibition industry continues to develop new movie theater platforms and concepts to respond to varying and changing consumer preferences. In addition to changing the overall style of, and amenities offered in, some theaters, concession product offerings have continued to expand beyond more than just traditional popcorn and candy items. Many locations now offer a full dining and entertainment experience that includes appetizers, entrees, desserts, alcohol beverages and/or healthier snack options for guests.

In addition, luxury seats are offered in many locations, further enhancing the movie viewing experience. New technologies like motion seats, immersive sound and virtual reality are also offered for in-theater enjoyment at some locations.

New Theater Construction.   According to the National Association of Theatre Owners, the number of U.S. movie screens remained relatively consistent at 41,172 in 2019 and 40,998 in 2020. MiT is providing turnkey Furniture, Fixtures and Equipment (“FF&E”) services to under-construction movie theaters in the United States opening 140 such new screens in the United States.

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

Projection replacements and upgrades.   According to the Motion Picture Association of America, at the end of 2019 there were 41,172 screens in the United States and more than 168,000 elsewhere around the globe, and 96% of the world’s cinema screens are digitized; the conversion to digital cinema began in 2006. According to Film Journal International, (i) the first machines into the market were Series 1 projectors for Digital Light Processing (“DLP”) licensees, (ii) some 20,000 projectors of all brands were installed before Series 2 machines came on the market in mid-2010 and (iii) the assumption for a projector’s life span is 10 years. We estimate that approximately 3,100 Series 1 projectors will need replacement over the next four years as obsolescence sets in and upgrades become the new normal to stay competitive.

Laser projectors.   These projectors are a significant upgrade over existing lamp-based digital projectors, offering a wider color gamut, which provides substantially more vivid colors, plus substantially brighter images. We believe that 3D movies have largely fallen out of favor in the U.S. largely because of dim images, but the higher brightness of lasers, especially RGB laser projectors, makes 3D images bright and alive, giving 3D movies a welcome boost, especially overseas where 3D remains very popular. While lasers are quite a bit more expensive, they last as much as 20 times longer than lamps, paying for themselves in lamp cost savings. By eliminating the lamp, there are significant power savings and less maintenance costs. Approximately 99% of the new projectors we sell have laser light sources.

Caddy Product. Live viewing of sports has recovered to pre-pandemic levels with stadiums and arenas selling out regularly. However, new builds, upgrades, and refurbishments of new stadiums and arenas have not recovered as quickly as the movie theater industry.

In addition, an influx of government grant funds is being utilized by cinemas resulting in additional MiT sales.

Products, Enterprise Software Solutions and Technical Services

Products

We offer a wide range of premium audio-video brands that compliment MiT in-house designed, manufactured and assembled products and sub-systems, and accessories which, when coupled with the cinema projectors, servers, and audio systems that include signal processing, amplifiers and loudspeaker systems to complete fully automated cinema experiences to cinema chains, studios, post production facilities and ultra-high-end home cinemas. MiT’s manufactured offerings include green energy LED-lighting for cinemas, performance and meeting spaces with MiT’s dimmer and power management products. Additionally, MiT unites the product offerings with best-in-class operational solutions, including enterprise software for equipment monitoring and control. We offer the cinematic exhibition industry a single source for design, procurement, integration, logistics, project management and installation single screens to multinational rollouts.

Projectors and Media Servers — MiT has distribution and Master Reseller agreements for the Americas with world class manufacturers Sharp-NEC, Barco, Dolby, GDC and Christie. We provide a complete range of DCI compliant cinema projectors and media servers to accommodate any screen size or application. The afore-mentioned brands are the largest manufacturers of high-end DCI compliant digital cinema projectors and media servers in the world. All manufacturers provide MiT with an accommodation to resell and distribute in defined projects in other areas of the world.

MiT in-house designed, manufactured and assembled sub-systems – MiT designs and manufactures automation, pedestal, projection pod (for booth less operations), and power management systems. These mission critical components tie projectors, media servers, lighting and sound systems together to ensure a robust cinematic experience.

Audio Systems — MiT has distribution and Master Reseller agreements for the Americas with world class manufacturers of signal processing, amplification and loudspeakers by Dolby, QSC, Samsung (Harman, JBL, Crown), Trinnov, LEA Professional, Krixx and Meyer Sound. This wide-ranging selection allows MiT to offer premium sound systems to complete the immersive movie-going experience. We integrate these components along with our in-house energy efficient solutions to improve onsite installation time, reliability and operational performance.

“Green energy efficient” Products, Lighting Fixtures and Dimmers — We offer a series of in-house designed and assembled lighting products and dimmers designed to reduce energy consumption in cinemas, theaters, and performance venues. LED-based lighting has rapidly become an important aspect of MiT’s product line, offering advantages in efficiency and reduced maintenance, which translate into lower operating cost. We believe our green initiative Architectural LED Fixture (ALF) is the first LED-based 8” downlight luminaire and companion MiT’s M-Series lighting dimmers are specifically designed for commercial cinemas, screening rooms, post production facilities, museums, performance venues and meeting spaces. In addition to our LED and dimmer products, MiT offers a number of other “green” products designed for energy efficiency. We offer the DCE-10/20 Demand Controlled Ventilation system which automatically shuts down exhaust fans when not needed. This closed-loop controller is designed to efficiently control projector exhaust, on demand, by managing airflow to prevent the wasting of HVAC conditioned air. MiT’s IS-20 & IS-20d Power Managers power audio and video systems up and down on a controlled schedule, offering savings on wasteful energy consumption during system idle time. This suite of products support MiT’s green initiatives with an emphasis on energy savings, reliability and value.

Enterprise and Operations Software Solutions

CineQC — Cinema Presence Management & Remote Control System. CineQC is MiT’s quality assurance and remote access software solution meant to enhance cinema operations. CineQC allows a check of movie presentations before or during features, making sure customers receive a premium movie-going experience. With CineQC, cinema operations staff can change auditorium conditions, such as lights, volume, masking, air conditioning temperatures, projection and audio settings, on a real-time basis. Not only does this reduce problem-resolving time, but also ensures the guest a better movie watching experience.

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

Project Management, System Design and FF&E — We offer a wide range of technical, design and consulting services such as custom engineering, audio visual integration, systems design, and installation, as well as software solutions. To compliment the aforementioned services MiT provides turnkey Project Management & Furniture Fixture & Equipment (FF&E) services to commercial cinema exhibitors for new construction and remodels, including design, consulting, and procurement of seats, screen systems, lighting, acoustical treatments, screens, projection and sound equipment for upgrades and new professional cinema, screening room, postproduction facilities and ultra-high-end cinema builds.

Our Project Management includes consulting with architects through to final fixturing and calibration. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers, and can participate in every phase of the process from conceptual design and development to production on most any scale. MiT personnel have designed, specified and installed thousands of commercial cinemas, post production, screening and high-end residential rooms and have been involved in the digital cinema conversion rollouts of clients such as AMC, Cinemark, Cinepolis, Cinemex, Reading, Metropolitan, Hollywood, Regal, Syufy, Harkins, and other smaller circuits.

New Business Initiatives

We continue to explore new lines of business complimentary with our core business, with a focus on entertainment technologies and complimentary products and services.

Multi-language ADA — The Americans with Disabilities Act (ADA) requires theaters to have provisions for seeing- and hearing-impaired patrons. Even before the 2016 requirement date, these devices have been available; however, in partnership with Hana Media and Epson America, we have recently productized and begun marketing a new system which combines full ADA compliance with a multi-language capability. This unique system uses AR (Augmented Reality) glasses to allow any language captioning to be displayed on the glasses, permitting non-native English -speaking patrons the ability to fully enjoy the cinematic experience. This system also allows cinemas to reach out to what we believe is an underserved audience base in their communities. Sign language will also be supported through the same system.

Direct View LED screens. MiT is the only company that has installed and commissioned the three leading DCI Directview LED cinema systems (“Samsung ONYX Cinema”, “LG DVLED Cinema” & “SONY Crystal LED”). Additionally, MiT utilizing our inhouse design fabrication and manufacturing has designed and installed custom DirectView LED Screen frames for two of those installations.

We believe that direct view LED is disruptive to the current front projection paradigm and offers several benefits to exhibitors and filmmakers which we believe will drive demand for these systems. While LED displays have been around for years (e.g., the giant displays in virtually every sports arena), the constant miniaturization of the technology has now made cinema exhibition possible. Direct-view LED screens utilize a technology that is an alternative to the century-old streaming of projector light thrown onto screens; the LED screen is more akin to a giant television screen, and its use renders the projection booth unnecessary. These emissive displays can deliver dramatically improved contrast for a dynamic image range substantially in excess of projection capabilities. Also, the LED is ideal for displaying High Dynamic Range (HDR) which we believe at present is the main video aesthetic enhancement being used to boost audience experience in cinemas. Since the LED consumes no power when they are switched off to ‘illuminate’ black, this saves on electricity versus the always-on energy of laser projection or xenon lamps. LED panels will last up to 100,000 hours or 15 years, whereas projectors have a lifespan of barely half that.

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

Sales and Marketing

We market and sell directly to theater exhibitors, as well as through certain domestic and international value-added resellers. We have developed ongoing customer relationships with a large portion of the theater owners in the United States and a number of the major theater owners internationally. Our sales and marketing staff principally develop business by maintaining regular personal contact with our established customer relationships, including conducting site visits. In our sales and marketing efforts, we emphasize our value proposition of providing the broadest range of products and services delivered by our experienced technical service teams, which provides a significant resource to our clients in managing the complexities of digital technology in the cinema exhibition industry. Our sales and marketing professionals have extensive experience with our product and service offerings and have long-term relationships throughout the industry.

Our top ten customers accounted for approximately 48% and 55% of net revenues for the years ended June 30, 2022 and 2021, respectively. Trade accounts receivable from these customers represented approximately 48% and 18% of net receivables at June 30, 2022 and 2021, respectively. No customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2022. One customer accounted for 23% of the Company’s revenue for the year ended June 30, 2021. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Backlog

Our sales backlog at June 30, 2022 was approximately $10.03 million, which represented orders currently planned to be shipped substantially by December 31, 2022. Backlog at June 30, 2021 was $9.44 million. All open orders at June 30, 2021, except one for approximately $0.2 million due to customer deferral, were fulfilled in year ended June 30, 2022.

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

Employees

We employed 31 full-time personnel as of June 30, 2022. We are not a party to any collective bargaining agreement.

ITEM 1A.RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included or referred to in this Report, before purchasing shares of our Common Stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investment.

Risks Related to Our Business

The COVID-19 pandemic and ensuing governmental responses have negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

On September 7, 2022, Regal Cinema’s (our customer) parent company, Cineworld, filed for bankruptcy protection due to the slow recovery following the effects of COVID on the industry.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

General political, social and economic conditions can adversely affect our business.

Demand for our products and services depends to a significant degree on spending in our markets. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box-office and concession revenues, whether as a result of an economic downturn or political or other economic event, commercial exhibitors may be less willing to invest capital in building or refurbishing theaters. Worsening economic and market conditions, downside shocks, economic inflation or a return to recessionary economic conditions could serve to reduce demand for our products and services and adversely affect our operating results. However, the cinema industry has historically shown incredible resilience in such economic downturns, as it remains a regional and affordable out of home experience. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Our top ten customers accounted for approximately 48% and 55% of net revenues for the years ended June 30, 2022 and 2021, respectively. Trade accounts receivable from these customers represented approximately 48% and 18% of net receivables at June 30, 2022 and 2021, respectively. No customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2022. One customer accounted for 23% of the Company’s revenue for the year ended June 30, 2021. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

At June 30, 2022, our sales backlog was approximately $10.03 million, which represented orders to be shipped substantially in the next six months. We list signed contracts for theater construction or refurbishing for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed agreements that are expected to be recognized as revenue in the future and includes initial fees along with the value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of our customers with which we have signed contracts may complete theatrical construction or refurbishing systems that are included in our backlog. This could adversely affect our future revenues and cash flows. In addition, customers with obligations in backlog sometimes request that we agree to modify or reduce such obligations, which we have agreed to in the past under certain circumstances. Customer requested delays in the construction or refurbishing of theaters in backlog remain a recurring and unpredictable part of our business. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers had temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects.

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

Certain of our largest customers historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented digital cinema products and services industry. The previous economic downturn resulted in increased pricing pressures from our customers and could occur again. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

Our international operations subject us to indirect risks, which could adversely affect our operating results.

The Company primarily sells internationally thru existing domestic customers. Still, our international operations are exposed to the following risks, several of which are out of our control:

●	political and economic instability, the effects of the COVID-19 pandemic, international terrorism and anti-American sentiment, particularly in emerging markets;
●	preference for locally-branded products, and laws and business practices favoring local competition;
●	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;
●	import and export license requirements, tariffs, taxes and other barriers;
●	costs of customizing products for foreign countries;
●	increased difficulty in managing inventory;

●	less effective protection of intellectual property; and
●	difficulties and costs of staffing and managing foreign operations.

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

In addition, any equity securities we issue, including any preferred stock, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the trading price per share of our Common Stock. The holders of any equity securities we issue, including any preferred stock, may also have rights, preferences or privileges which are senior to those of existing holders of Common Stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

Our experience in acquiring other businesses, product lines and technologies is limited. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Any potential future acquisitions also involve numerous risks, including:

●	problems assimilating the purchased operations, technologies or products;
●	costs associated with the acquisition;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which we have no or limited prior experience;
●	potential loss of key employees of purchased organizations; and
●	potential litigation arising from the acquired company’s operations before the acquisition.

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

The occurrence of the global COVID-19 pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2022 have been and our projected financial and operating results for fiscal 2023 are expected to be materially adversely affected.

The occurrence of one or more other natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers and/or customers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance.

The occurrence of the global COVID-19 pandemic has resulted in, and such other events could result in, among other things, operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. The occurrence of the global COVID-19 pandemic has caused, and these factors could also cause, consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences have had and could in the future have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our Common Stock or what the market price of our Common Stock will be and as a result it may be difficult for you to sell your shares of our Common Stock.

Prior to completion of our initial public offering in July 2021, there was no market for the shares of our Common Stock and, although our Common Stock is listed on NYSE American, an active trading market for these securities may never develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of Common Stock as consideration. The market price of our Common Stock may be volatile, and you could lose all or part of your investment.

Our operating results and share price may be volatile and the market price of our Common Stock may decrease.

Our quarterly operating results have in the past fluctuated and are likely to do so in the future. As a result, the trading price of the shares of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:

●	the continuing effects of the COVID-19 pandemic;
●	the success of competitive products or technologies;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	regulatory or legal developments in the United States and other countries;
●	the recruitment or departure of key personnel;
●	the level of expenses;
●	changes in our backlog in a given period;
●	seasonality in our business, specifically our second fiscal quarter which is traditionally weaker;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our Common Stock by us, our insiders or our other stockholders;

●	market conditions in the digital cinema sector; and
●	general economic, industry and market conditions.

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

Our directors and executive officers beneficially owned, in the aggregate, approximately 30.0% of our outstanding capital stock as of September 15, 2022. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our certificate of incorporation whether to issue additional Common Stock and preferred stock, including to itself, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This concentration of ownership may also have the effect of delaying or preventing a third party from acquiring control of our company which could adversely affect the price of our Common Stock.

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

We incur increased costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. For example, we have adopted additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. This investment may result in increased general and administrative expenses and may divert management’s time and attention from the marketing and sale of our products. We maintain directors’ and officers’ insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, which will increase our insurance cost. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, in order to comply with the requirements of being a public company, we have undertaken various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or Commission, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE American.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2022 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2022 and 2021, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

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

Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the Commission on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock and we may be unable to maintain compliance with NYSE American listing requirements.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. All the shares of Common Stock subject to outstanding awards and reserved for issuance under our equity incentive plans have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and issue equity securities to pay for any such acquisition or investment. Furthermore, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, then the trading price of our Common Stock could decline. Any such issuances of additional capital stock, sale of Common Stock by existing stockholders, or the perception in the market of stock issuances or sales, may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Common Stock to decline.

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

Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 10,000,000 additional shares of preferred stock, with any rights, preferences and privileges as they may designate;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be affected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also satisfy requirements as to the form and content of a stockholder’s notice; and
●	not provide for cumulative voting rights, thereby allowing the holders of a plurality of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election.

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

A Delaware corporation is allowed to mandate in its corporate governance documents a chosen forum for the resolution of state law-based shareholder class actions, derivative suits and other intra-corporate disputes. Our management believes limiting state law-based claims to Delaware will provide the most appropriate outcomes as the risk of another forum misapplying Delaware law is avoided, Delaware courts have a well-developed body of case law and limiting the forum will preclude costly and duplicative litigation and avoids the risk of inconsistent outcomes. Additionally, Delaware Chancery Courts can typically resolve disputes on an accelerated schedule when compared to other forums.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters is located in Fountain Valley, California, and covers 28,000 square feet pursuant to an operating lease that expires in 2024 at a monthly rental of $13,791. We also lease an additional 13,000 square foot warehouse facility in Fountain Valley pursuant to an operating lease that expires in 2024 at a monthly rental of $10,343.

We lease all of our facilities and do not own any real property. We believe that our facilities are generally suitable to meet our current needs.

ITEM 3.LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the NYSE American under the symbol “MITQ.”

Holders

As of September 28, 2022, there were 22 holders of record of our Common Stock.

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

Issuer’s Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of June 30, 2022. We have adopted a 2019 Omnibus Incentive Stock Plan (the “2019 Plan”) and on February 24, 2022, at the annual meeting, the stockholders of the Company approved an amendment increasing the number of stock-based awards available for issuance under the 2019 Plan from 750,000 shares to 1,500,000 shares. Further information about the 2019 Plan, refer to Item 11. “Executive Compensation - 2019 Omnibus Incentive Stock Plan.”

(c)
Number of
securities
remaining
	(a)	(b)	available
	Number of	Weighted-	for future
	securities	average	issuance
	to be issued	exercise	under equity
	upon	price per	compensation
	exercise of	share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	150,000	3.00	600,000
Equity compensation plans not approved by stockholders	—	—	—
Total	150,000	3.00	600,000

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of technology, products, and services to movie theater operators and sports and entertainment venues.

1)	We provide a set of valuable services to movie theater operators and other critical screening and viewing rooms. These services include overall project management, which can encompass a wide range of design, integration, installation, and procurement services for new auditorium builds, refurbishments, or upgrades to existing facilities.
2)	We design and manufacture a set of proprietary products that are sold either as part of our project management services or a la carte. Examples of these products include our ADA-compliant accessibility products and our Caddy brand, a leading provider of proprietary cup holders, trays, and other products sold into our strategic markets of motion picture exhibition, entertainment, and sports venues as well as other non-strategic markets. We also resell third-party technologies, including but not limited to items such as screens, projectors, and servers.
3)	We resell third-party products as part of our project management services or a la carte. These include technology products such as screens, projectors, servers, and FF&E (furniture, fixtures, and equipment).
4)	Finally, we have a set of recently introduced products that we believe have the potential to be disruptive to the movie theater, entertainment and sports venue industries. For example, our operations enhancement and theater management solution include a software-as-a-service (SaaS) platform combined with other technologies that allow theater operators to improve their quality control. We have also developed a translator product and service that will enable moviegoers to watch a movie in any language that the film is available in, all in the same auditorium through a set of augmented reality glasses. Another example is a proprietary mobile cart we’ve developed to enable eSports and gaming in movie-theater auditoriums.

In June 2020, MiT LLC members created Moving iMage Technologies, Inc. (“MiT Inc.”) to facilitate the Company’s initial public offering (“IPO”). Upon formation of MiT Inc., 2,000,000 shares of MiT Inc. Common Stock were issued to members of MiT LLC. On July 7, 2021, MiT LLC and MiT Inc. entered into an exchange agreement (“Exchange Agreement”) whereby the members of MiT LLC exchanged their membership interest for 2,350,000 shares of Common Stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC owned approximately 79% or 4,452,334 of the outstanding Common Stock of MiT Inc. As a result, MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant).

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the year ended June 30, 2021 have been retroactively revised to reflect the consolidation of MiT, Inc. and MiT LLC. All inter-company transactions and balances between MiT Inc. and MiT, LLC have been eliminated.

Factors affecting our performance

Effect of COVID-19 global pandemic.The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

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

Ability to Maintain Gross Margins.  Our gross margins have been and are expected to continue to be affected by a variety of factors, including competition, the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of components and assembly and test service costs and inventory write downs, if any. Our goal is to strive to maintain gross profits for products that may have a declining average selling price by continuing to focus on increased sales volume and looking to reduce operating costs. Decreases in average selling prices are primarily driven by competition and by reduced demand for products that face potential or actual technological obsolescence. We also focus on managing our inventory to reduce our overall exposure to price erosion. In addition, we seek to introduce new products and services with higher gross margins to offset the potential effect of price erosion on other lines of products. For example, we have recently productized and began marketing a new system which combines full compliance with the Americans with Disabilities Act with a multi-language capability — we expect this system will have higher margins than a substantial number of existing products we offer. In addition, we expect our offerings of Direct View LED screens to also carry significantly higher margins.

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

In April 2022, the Company entered into an Asset Purchase Agreement with QSC, LLC to purchase an aggregate of $1.5 million of inventory from QSC, LLC. This asset purchase agreement was not within the Company's normal policy of acquiring small amounts of inventory, however the Company viewed this purchase as a strategic opportunity to expand its strategy of enabling under-served communities to enjoy the movie going experience and as such entered into this transaction.

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

Results of Operations

Year ended June 30, 2022 compared to year ended June 30, 2021

Net sales

Year Ended June 30,
(in 000’s)
2022	2021
$18,351	$7,247

Net revenues increased 153.2% to $18.35 million for the year ended June 30, 2022 from $7.25 million for the prior fiscal year primarily due to the recovery from the impact of COVID-19 on the exhibition industry. Backlog at June 30, 2022 was approximately $10.03 million, which represented orders currently planned to be shipped substantially by December 31, 2022. Backlog at June 30, 2021 was $9.44 million. All open orders at June 30, 2021, except one for approximately $0.2 million due to customer deferral, were fulfilled in FY 2022.

Gross Profit

Year Ended June 30,
(in 000’s),
2022	2021
$4,461	$1,689

Gross profit increased 164.1% to $4.46 million for the year ended June 30, 2022 from $1.69 million for the prior fiscal year. As a percentage of total revenues, gross margin increased to 24.3% for the year ended June 30, 2022 from 23.3% for the prior year. The increase in gross margin as a percentage of revenues was driven primarily by product mix, as higher margin parts and services revenues made up a larger percentage of total revenues. In addition, the margin increase was affected by an increase in higher margin Caddy cupholder sales.

Research and Development

Year Ended June 30,
(in 000’s)
2022	2021
$238	$152

The increase in research and development expense was primarily associated with the impact of COVID-19 on 2021. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Year Ended June 30,
(in 000’s)
2022	2021
$5,985	$3,098

The increase in selling, general and administrative expense was due primarily to the impact of COVID-19 in the prior period as the Company instituted cost containment measures, such as headcount reduction, executive pay reduction and cost avoidance. Additionally, during the year ended June 30, 2022 the Company incurred significant expenses associated with becoming a public company, such as increased legal, accounting and other regulatory costs.

Interest and Other (Expense)/ Income

Year Ended June 30,
(in 000’s)
2022	2021
$417	$916

The change in interest and other (expense)/income was primarily due to unrealized losses on marketable securities in the 2022 year.

Net Loss

Year Ended June 30,
(in 000’s)
2022	2021
$(1,345)	$(645)

Net loss was $(1.35) million for the year ended June 30, 2022 compared to a net loss of $(0.645) million for the prior year. This increase in net loss was predominately driven by higher selling, general and administrative expenses that offset increases in gross margin. In addition, net loss impacted by realized gain on investments of $0.459 million in 2021 versus and $0.242 million unrealized loss on investments in 2022, offset by a $0.197 million decrease in interest expense.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash, credit facilities and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $11.24 million. Our cash balance at June 30, 2022 was approximately $2.34 million, as compared to $1.27 million at June 30, 2021. Our short-term investments balance at June 30, 2022 was $4.36 million compared to $0 at June 30, 2021.

In response to uncertainties associated with the COVID-19 pandemic, we took significant steps to preserve cash and remain in a strong competitive position for when the crisis subsided. Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.39 million for year ended June 30, 2022, due primarily to the operating loss combined with an increase in accounts receivable, an increase in inventory, offset by an increase in customer deposits. Net cash used in operating activities was $1.7 million for the year ended June 30, 2021, due to the operating loss combined with, the negative cash impact of the gain on forgiveness of debt and net changes in working capital items of approximately $200,000. The net change in working capital was primarily due to a decrease in accounts payable and prepaid and other, offset by a decrease in accounts receivable and an increase in customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.96 million for the year ended June 30, 2022. This was comprised primarily of investments in marketable securities. Net cash provided by investing activities was $548,000 for the year ended June 30, 2021. This was comprised predominately of sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.41 million for the year ended June 30, 2022. This increase was predominately due to the net proceeds of $11.2 million received from our IPO, offset by payments on Notes payable and our line of credit. Net cash provided by financing activities of $1.36 million for the year ended June 30, 2021 was due to proceeds from our private placement of securities, plus proceeds received for the PPP loan, less payments on notes payable and our line of credit.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 48% and 55% of net revenues for the years ended June 30, 2022 and 2021, respectively. Trade accounts receivable from these customers represented approximately 48% and 18% of net receivables at June 30, 2022 and 2021, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our Contractual Obligations consist principally of leasing equipment and facilities under operating leases. The future estimated payments under these arrangements are summarized below:

(in 000’s)
Total
Operating leases	Payments
2023	$293
2024	302
2025	174
Total future lease payments	$769

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. A large part of our business is concerned with new theater builds, which often see substantial delays due to weather, but also financing timing, permits and governmental delays, and other unpredictable problems often associated with large real estate projects. Specifically, our revenue growth generally is higher during the first and fourth quarters of the fiscal year as the weather improves, the digital cinema market becomes more active and customers begin new theater builds or remodel projects. During these periods, we tend to experience increased transaction volume. Conversely, our revenue growth generally slows during the second quarter of the fiscal year, as spending on new theater construction and theater improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in transaction volume also tends to slow during these periods. We expect this seasonality to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, our seasonality trends may vary in the future as we introduce new products to new industry verticals and we become less concentrated in the new theater construction and improvement sector.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. During the year ended June 30, 2022, inflation increased to levels not seen since the 1980’s. The Company has historically been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

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

Revenue is recognized when control of the promised goods is transferred to a customer and when performance conditions are satisfied as per the agreement, in an amount that reflects the consideration that we expect to receive in exchange for those goods as per the agreement with the customer. We generate all our revenue from agreements with customers. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

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

Income Taxes

Prior to the effective date of the IPO, the operating company was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of MiT LLC being passed through to the members. As such, there is no recognition of federal or state income taxes provided for in the year ended June 30, 2021 financial statements. Any uncertain tax position taken by the members is not an uncertain position of the Company.

In accordance with the operating agreement of MiT LLC, to the extent possible without impairing MiT LLC’s ability to continue to conduct its business and activities, and in order to permit its members to pay taxes on the taxable income of MiT LLC, MiT LLC made distributions to members in the amounts equal to the estimated tax liability of its members computed as if members paid income tax at the highest marginal federal and state rate applicable to an individual resident of Fountain Valley, CA.

Upon the effective date the IPO, the former MiT LLC members were eligible to receive a final tax distribution consisting of income taxes payable on MiT LLC earnings from January 1, 2019 through the effective date of the IPO (the “Final Tax Distribution”). Purchasers of shares of common stock in the IPO did not receive any portion of the Final Tax Distribution. On and after such date, we became fully subject to federal and state income taxes. We have agreed to pay, and to indemnify, defend and hold harmless the members of MiT LLC from any taxes which may at any time be asserted with respect to the Share Exchange.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth following Item 16 of this Report and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of Company received a letter from CohnReznick LLP (“CohnReznick”) stating that, effectively immediately, CohnReznick is resigning as the Company’s independent registered public accounting firm. On April 21, 2022, the Company engaged Haskell & White LLP as its independent registered public accounting firm.

The report of CohnReznick on the Company’s financial statements for fiscal years ended June 30, 2021 and 2020 included in the Company’s annual report on Form 10-K for the year ended June 30, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at June 30, 2022 due to material weaknesses in our internal control over financial reporting as described below.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2022 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2022 and 2021, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

Changes in Internal Control over Financial Reporting

Other than as described below, during the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address identified material weaknesses, we are in the process of instituting a number of accounting processes and procedures and hired a seasoned financial executive consultant as Chief Financial Officer. The CFO is also undertaking training of our senior and accounting personnel in the requirements of being a public company. The Company has engaged an external consulting source to assist in remediation.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, there can be no assurance that we will be able to timely remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

As an emerging growth company, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Name	Age	Title
Executive Officers and Directors:
Phil Rafnson	75	President, Chief Executive Officer and Chairman of the Board
Jose Delgado	59	Executive Vice President, Sales and Marketing
Bevan Wright	53	Executive Vice President, Operations
Michael Sherman	60	Chief Financial Officer
Katherine D. Crothall, Ph.D.	73	Director
John C. Stiska	80	Director
Scott Anderson	68	Director

Key Personnel:
Jerry Van de Rydt	69	Senior Vice President, FF& E Sales
David Richards	66	Senior Vice President, Engineering
Thomas Lipiec	59	Senior Vice President, Sales and Customer Service
Frank Tees	48	Vice President, Technical Sales & Support

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

David Richards has been our Senior Vice President, Engineering since the Company’s founding in 2003. Mr. Richards has nineteen years of experience in the cinema industry. He spent five years in engineering and engineering management positions at Christie. He has been active in SMPTE for the past eighteen years, and presently serves on several of the SMPTE DC28 digital cinema committees as well as the Film Technology committee and Projection Technology committee. Mr. Richards is past chair of the SMPTE Hollywood section (‘96 – ’97), and was Program Chair for the first and second SMPTE Film Conferences, held in 1997 and 1998. He is the author of several SMPTE papers and articles for various trade publications. He has a background in mechanical, electronic and electrical engineering design.

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

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our board of directors. The board of directors may also establish other committees from time to time to assist our company and the board of directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, NYSE American and SEC rules and regulations, as applicable. Each committee’s charter is available on our website at www.movingimagetech.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Report.

Board Member Independence

We are listed on the NYSE American and accordingly, we have applied the listing standards of the NYSE American in determining the “independence” of the members of our Board of Directors. Based on the listing standards of the NYSE American and after reviewing the relationships with members of our Board, our Board of Directors has determined that Katherine D. Crothall, Ph.D., John C. Stiska, and Scott Lloyd Anderson qualify as independent directors. The nominating and governance committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The nominating and governance committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company’s on-going compliance with the independence standards of the NYSE American.

Audit committee

John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson serve on the audit committee, which is chaired by John C. Stiska. Our board of directors has determined that each are “independent” for audit committee purposes as that term is defined by the rules of the SEC and NYSE, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated John C. Stiska as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
●	reviewing quarterly earnings releases.

Compensation committee

John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson serve on the compensation committee, which is chaired by Katherine D. Crothall, Ph.D. Our board of directors has determined that each member of the compensation is “independent” as defined in the applicable NYSE American rules. The compensation committee’s responsibilities include:

●	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer, and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;
●	reviewing and recommending to the board of directors the cash compensation of our other executive officers;
●	reviewing and establishing our overall management compensation, philosophy and policy;
●	overseeing and administering our compensation and similar plans;
●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable NYSE American rules;
●	retaining and approving the compensation of any compensation advisors;
●	reviewing and approving our policies and procedures for the grant of equity-based awards;
●	reviewing and recommending to the board of directors the compensation of our directors; and
●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement.

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

Nominating and corporate governance committee

John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson serve on the nominating and corporate governance committee, which is chaired by Scott Lloyd Anderson. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable NYSE American rules. The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the board of directors’ criteria for board and committee membership;
●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
●	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

●	identifying individuals qualified to become members of the board of directors;
●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
●	reviewing and recommending to the board of directors’ appropriate corporate governance guidelines; and
●	overseeing the evaluation of our board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 30, 2022.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 30, 2022, except for Sound Management Investors, LLC, which did not timely file a Form 3.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2022 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal			Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)		Total ($)

Philip Rafnson(1)	2022	$156,000	$—	—	—	—	$50,000	(3)	$206,000
President and Chief Executive Officer	2021	$39,000	$25,000	—	—	—	—		$64,000

Jose Delgado	2022	$235,392	$30,000	—	—	—	—		$265,392
Executive Vice President, Sales and Marketing	2021	$161,135	—	—	—	—	—		$161,135

Bevan Wright	2022	$235,392	$30,000	—	—	—	—		$265,392
Executive Vice President, Operations	2021	$152,654	—	—	—	—	—		$152,654

Michael Sherman	2022	$238,177	$25,000	—	—	—	—		$263,177
Chief Financial Officer(2)	2021	$146,000	—	—	—	—	—		$146,000
(1)	In February 2021, Mr. Rafnson was appointed President and Chief Executive Officer
(2)	Mr. Sherman was appointed Chief Financial Officer on July 12, 2021.
(3)	In July 2021, the Company paid a discretionary $50,000 in relation to providing personal gaurantees for debt financing.

Employment Agreements

We currently do not maintain any employment, severance or change in control agreements with our named executive officers. In addition, our named executive officers are not entitled to any payments or other benefits in connection with a termination of employment or a change in control.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding for any named executive officer as of June 30, 2022.

2019 Incentive Stock Plan

We have adopted a 2019 Omnibus Incentive Stock Plan (the “Plan”). On February 14, 2022, the Stockholders approved an amendment increasing the number of stock-based awards available for issuance under the Company’s Plan from 750,000 shares to 1,500,000 shares. At June 30, 2022, an aggregate of 600,000 shares of our common stock are reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates.

The Plan is administered by the Compensation Committee of the Board. The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

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

Compensation of Directors

Our board of directors believes that a significant portion of the total compensation package for our non-employee directors should be equity-based to align the interest of these directors with our stockholders. Directors who are also our employees do not receive any additional compensation for their service on our board of directors.

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year June 30, 2022.

	Fees
	Earned
	or Paid	Option
	in Cash	Awards	Total
Name	($)	($)(1)(2)	($)
Katherine D. Crothall, Ph.D.	$6,600	$150,000	$156,600
John C. Stiska	$20,584	$150,000	$170,584
Scott Anderson	$6,600	$150,000	$156,600
(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 1 - Business Activity And Summary Of Significant Accounting Policies” to our consolidated financial statements for the year ended June 30, 2022.
(2)

On July 7, 2021, the effective date of the IPO, each of our non-management directors were granted options to purchase 50,000 shares of Common Stock at a per share exercise price of $3.00. The options vested over a one-year period of time.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors a group.

Applicable percentage ownership is based on 10,958,398 shares of Common Stock outstanding at September 28, 2022.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Shares		%
Named Executive Officers and Directors
Phil Rafnson(1)	2,074,828		18.9%
Bevan Wright	600,630		5.5%
Jose Delgado	511,503		4.7%
Michael Sherman	100,000		—
Katherine D. Crothall, Ph.D.	50,000	(2)	—
John C. Stiska	50,000	(2)	—
Scott Anderson	50,000	(2)	—
All executive officers, directors as a group (7 persons)	3,436,962		31.4%
(1)	Represents shares held by Sound Management Investors, LLC, an entity wholly-owned and controlled by Mr. Rafnson.
(2)	Represents shares underlying stock options.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All amounts due to Caddy by the Company further to the acquisition of Caddy were personally guaranteed by Phil Rafnson, our Chairman of the Board. In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors in relation to these personal guarantees provided in conjunction with financing Company debt. See Note 7 – Debt of the Notes to the Company’s Consolidated Financial Statements.

In October 2019, the Company executed a loan agreement with an unaffiliated lender to provide a $1.0 million asset-based bridge loan to be used for working capital purposes. Funds borrowed bore interest at 13% per annum and were due and payable one year from the origination date of the loan. The loan was secured by all assets of the Company and was personally guaranteed by Phil Rafnson, our Chairman of the Board. Sound Management Investors, LLC, an entity controlled by Mr. Rafnson, had pledged all shares of the Company held by it as further security for the repayment of such loan. In July 2021, 100% of the outstanding balance, plus accrued interest, was paid off in full. In conjunction, all security interests have been terminated.

In July 2020, Glenn Sherman, our former President, and David Richards, our Senior Vice President, Engineering and a 5% stockholder at that time, purchased 97,334 and 5,000 shares, respectively, of Acquisition Co. at $1.50 per share.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the DGCL. We also have purchased a policy of directors’ and officers’ liability insurance that will insure our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

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

A “related person” means:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
●	any person who is known by us to be the beneficial owner of more than 5% of our Common Stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Common Stock; or
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) served as our independent registered public accounting firm from 2018 until April 12, 2022. CohnReznick’ s last completed review of the Company’s consolidated financial statements was for the quarter ended December 31, 2021. On April 21, 2022, the Company engaged Haskell & White LLP (“H&W”) as our independent registered public accounting firm to review the Company’s consolidated financial statements for the quarter ended March 31, 2022 and to audit the Company’s financial statements for the year ended June 30, 2022. H&W’s address is 300 Spectrum Center Drive, Suite 300, Irvine, CA 92618 and its PCAOB firm ID number is 200.

The following table provides information regarding the fees billed to us by CohnReznick and H&W in the fiscal years ended June 30, 2022 and 2021. All fees described below were approved by the Audit Committee:

	For the fiscal years ended June 30
	2022	2021
Audit Fees - CohnReznick (1)	$301,943	$243,976
Audit Fees – H&W (1)	35,000	—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$336,943	$243,976
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements have been included in Item 8 above and are set forth following Item 16 of this Report.

(a)(2)  Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3)  Exhibits

The exhibits are incorporated by reference from the Exhibit Index attached hereto.

ITEM 16.FORM 10-K SUMMARY

None.

MOVING IMAGE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Moving iMage Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Moving iMage Technologies, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows the year then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California
September 28, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Moving iMage Technologies, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Moving iMage Technologies, LLC (the “Company”) as of June 30, 2021, and the related consolidated statements of operations, changes in members’ deficit and cash flows for year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company's auditor from 2018 to 2021

Melville, NY

September 29, 2021 (except for Note 1 which describes the retroactive application of a common control merger dated July 7, 2021, as to which the date is September 28, 2022)

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2022	2021
Assets
Current Assets:
Cash	$2,340	$1,270
Marketable securities - current	4,363	—
Accounts receivable, net	1,762	454
Inventories, net	4,033	1,534
Prepaid expenses and other	864	95
Total Current Assets	13,362	3,353
Long-Term Assets:
Marketable securities – long-term	325	—
Property, plant and equipment, net	22	21
Intangibles, net	839	935
Goodwill	287	287
Other assets	16	1,133
Total Long-Term Assets	1,489	2,376
Total Assets	$14,851	$5,729

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,583	$1,911
Accrued expenses	655	620
Customer deposits	3,158	1,339
Line of credit	—	590
Notes payable – current	—	237
Unearned warranty revenue	18	34
Total Current Liabilities	5,414	4,731

Long-Term Liabilities:
Notes payable, net of current portion	—	1,702
Deferred rent	22	25
Total Long-Term Liabilities	22	1,727
Total Liabilities	5,436	6,458
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,828,398 and 5,666,667 shares issued and outstanding at June 30, 2022 and 2021, respectively	—	—
Additional paid-in capital	12,500	1,011
Accumulated deficit	(3,085)	(1,740)
Total Stockholders’ Equity (Deficit)	9,415	(729)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,851	$5,729

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended	Year Ended
	June 30,	June 30,
	2022	2021
Net sales	$18,351	$7,247
Cost of goods sold	13,890	5,558
Gross profit	4,461	1,689

Operating expenses:
Research and development	238	152
Selling and marketing	2,389	1,458
General and administrative	3,596	1,640
Total operating expenses	6,223	3,250
Operating loss	(1,762)	(1,561)
Other expenses (income)
Unrealized loss on marketable securities	242	—
Realized loss (gain) on marketable securities	6	(459)
PPP loan forgiveness	(705)	(694)
Interest expense	40	237
Total other expense (income)	(417)	(916)
Net loss	$(1,345)	$(645)

Weighted average shares outstanding: basic and diluted*	10,577,994	5,645,617
Net loss per common share basic and diluted	$(0.13)	$(0.11)

*See Note 3

The accompanying notes are an integral part of these consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 1, 2020	2,650,000	$—	$101	$—	$101
Share exchange (see Note 1)	2,350,000	—	126	(1,095)	(969)
Balance as of July 1, 2020, as adjusted	5,000,000	—	227	(1,095)	(868)

Shares issued in private placement	666,667	—	784	—	784

Net loss	—	—	—	(645)	(645)

Balance as of June 30, 2021	5,666,667	—	1,011	(1,740)	(729)

Shares of common stock issued for cash in IPO, net of issuance costs	4,830,000	—	11,244	—	11,244

Cashless exercise of warrants	139,611	—	—	—	—

Cashless exercise of underwriter warrants	192,120	—	—	—	—

Grant of options for services	—	—	245	—	245

Net loss	—	—	—	(1,345)	(1,345)

Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(1,345)	$(645)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(705)	(694)
(Recovery) Provision for doubtful accounts	(218)	73
Depreciation expense	19	132
Amortization expense	96	95
Deferred rent	(3)	5
Stock option compensation expense	245	—
Unrealized loss on investments	242	—
Realized (gain) loss on investments	6	(459)
Changes in operating assets and liabilities
Accounts receivable	(1,090)	282
Inventories	(2,499)	60
Prepaid expenses and other	348	(444)
Accounts payable	(328)	(783)
Accrued expenses	42	162
Unearned warranty revenue	(16)	8
Customer deposits	1,819	511
Net cash used in operating activities	(3,387)	(1,697)
Cash flows from investing activities
Sales of marketable securities	641	550
Purchases of marketable securities	(5,577)	—
Purchases of property, plant and equipment	(20)	(2)
Net cash (used in) provided by investing activities	(4,956)	548

Cash flows from financing activities
Net proceeds from initial public offering	11,244	—
Payments on notes payable	(1,241)	(62)
Payments on line of credit	(590)	(60)
Paycheck Protection Program loan proceeds	—	698
Proceeds from private placement	—	784
Net cash provided by financing activities	9,413	1,360

Net increase in cash	1,070	211
Cash, beginning of the year	1,270	1,059
Cash, end of the year	$2,340	$1,270
Non-cash investing and financing activities:
Deferred IPO costs	$—	$246
Reclassification of IPO related costs from other assets to equity	$1,116	$—
Cash paid during the period:
Interest	$40	$237

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly-owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Acquisition Co. (DBA “Caddy Products”) designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange: In June 2020, MiT LLC members created Moving iMage Technologies, Inc. (“MiT Inc.”) to facilitate the Company’s initial public offering (“IPO”). Upon formation of MiT Inc., 2,000,000 shares of MiT Inc. common stock were issued to members of MiT LLC. On July 7, 2021, MiT LLC and MiT Inc. entered into an exchange agreement (“Exchange Agreement”) whereby the members of MiT LLC exchanged their membership interest for 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC owned approximately 79% or 4,452,334 of the outstanding common stock of MiT Inc. As a result, MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant).

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America. This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the year ended June 30, 2021 have been retroactively revised to reflect the consolidation of MiT Inc. and MiT LLC. All inter-company transactions and balances between MiT Inc. and MiT LLC have been eliminated.

The consolidated statements of stockholders’ equity (deficit) for the years ended June 30, 2022 and 2021 have been retroactively revised to give effect of the change in reporting entity accounting of MiT Inc. and MiT LLC.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of the COVID-19 Pandemic: The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of MiT Inc., its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”), and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA Caddy Products). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting: An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. The Company has determined that it has a single operating and reportable segment.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Following is the fair value leveling for investment securities that are measured at fair value on a recurring basis as of June 30, 2022:

	30-Jun-22
	Level 1	Level 2	Level 3	Total

Equity securities	$764	$—	$—	$764
State and Municipal Debt Securities	889	—	—	889
Fixed Income Funds	2,687	—	—	2,687
Alternative Funds	—	300	—	300
Real Estate Funds	—	48	—	48

The carrying amounts of accounts receivable, accounts payable, and notes payable approximate fair value due to their short maturities.

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. There were no impairments recognized for the years ended June 30, 2022 and 2021.

Deferred Offering Costs: The Company capitalized certain legal, accounting and other third-party fees that were directly associated with its IPO as deferred offering costs (non-current) until such financings were consummated.

As of June 30, 2021, $1,116,000 of deferred offering costs were capitalized in other assets. After completion of the IPO in July 2021, these costs were recorded in the consolidated statement of stockholders’ equity (deficit) as a reduction of the proceeds received from the offering.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2022 and 2021, the allowance for bad debts is approximately $138,000 and $356,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2022 and 2021, inventory on hand was comprised primarily of finished goods ready for sale. As of June 30, 2022 and 2021, the inventory reserve was $434,000 and $475,000, respectively.

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Other than accounts receivable, there were no other contract assets as of June 30, 2022 or 2021.

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the year ended June 30, 2022 included $1,279,000 for revenue recognized that was included in contract liability as of July 1, 2021. The change in contract liabilities (customer deposits and unearned warranty revenue) during the year ended June 30, 2021 included $.690 million for revenue recognized that was included in contract liability as of July 1, 2020. Contract liabilities as of July 1, 2020 were $.854 million.

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, and shipping and handling costs, and sales taxes. Taxes collected from customers are included in Accounts Payable on a net basis (excluded from revenues) until remitted to the government.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred contract acquisition costs consist of sales commissions paid to the sales force and the related employer payroll taxes, collectively “deferred contract acquisition costs”, are considered incremental and recoverable costs of obtaining a contract with a customer. Management has determined that sales commissions paid are an immaterial component of obtaining a customer’s contract and has elected to expense sales commissions when earned.

	For the years ended
Disaggregation of Revenue (in 000’s):	June 30, 2022	June 30, 2021
Equipment upon delivery (point in time)	$18,063	$7,093
Installation (point in time)	288	154
Software and services (over time)	—	—
Total revenues	$18,351	$7,247

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and performance conditions are satisfied.

Revenue from installation is recognized upon completion of installation project and performance obligation is complete.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year. Services revenues are generally recognized over time as the contracts are performed. There were no software revenues during the years ended June 30, 2022 or 2021.

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

Advertising Costs: Advertising costs of approximately $18,000 in 2022 and $19,000 for 2021 are expensed as incurred within selling and marketing expenses.

Goodwill and Intangible Assets: Goodwill as of June 30, 2022 and 2021 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it’s more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

MOVING IMAGE TECHNOLOGIES, INC.

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

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the years ended June 30, 2022 or 2021.

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

Income Taxes: The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2022 and 2021, the Company has established a warranty reserve of $55,000 and $29,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	June 30,
	2022	2021
Product warranty liability beginning of period	$29	$65
Accruals for warranties issued	60	29
Change in estimates	—	(37)
Settlements made	(34)	(28)
Product warranty liability end of the period	$55	$29

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Compensation: The Company accounts for share-based payments in accordance with ASC 718, Compensation-Stock Compensation. Accordingly, the Company expenses the fair value of awards made under its share-based compensation plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants.

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. On July 1, 2022, the Company expects to recognize ROU assets and lease liabilities in the range of approximately $670,000 and no adjustment to the stockholders’ equity. Management does not expect the adoption of the new lease standard to impact its consolidated statement of operations or its consolidated statement of cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning July 1, 2022. Management does not expect the adoption of ASU 2019-12 to have a material impact on its financial position and results of operations upon adoption.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” effective for fiscal years beginning after December 15, 2021, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company will adopt this standard on July 1, 2022. The impact of the new standard will be dependent on the specific facts and circumstances of future impairments, if any.

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 30, 2022 (amounts in 000’s):

						Current	Non-current
	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities

Cash	$2,340	$—	$—	$2,340	$2,340	$—	$—

Equities
Communication	50	—	(11)	39	—	39	—
Consumer Discretionary	69	—	(15)	54	—	54	—
Consumer Staples	19	—	—	19	—	19	—
Energy	9	—	(1)	8	—	8	—
Financials	44	—	(8)	36	—	36	—
Health Care	40	—	—	40	—	40	—
Industrials	27	—	(7)	20	—	20	—
Information Technology	133	—	(25)	108	—	108	—
Materials	10	—	(2)	8	—	8	—
Real Estate	10	—	(2)	8	—	8	—
Utilities	6	—	---	6	—	6	—
Mutual Funds	482	—	(64)	418	—	418	—

Subtotal	899	—	(135)	764	—	764	—

Fixed Income
State & Municipal Bonds	906	—	(17)	889	—	564	325
Fixed income funds	2,759	—	(72)	2,687	—	2,687	—

Subtotal	3,665	—	(89)	3,576	—	3,251	325

Alternative, real estate and other	366	—	(18)	348	—	348	—

Total	$7,270	$—	$(242)	$7,028	$2,340	$4,363	$325

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOSS PER SHARE

Basic loss per share data for each year presented is computed using the weighted average number of shares of common stock outstanding during each such year. Diluted loss per share data is computed using the weighted average number of common and potentially dilutive securities outstanding during each year. Potentially dilutive securities consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted loss per share is as follows:

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2022	2021
Numerator:
Net loss	$(1,345)	$(645)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,577,994	5,645,617

Loss per share
Basic and diluted	$(0.13)	$(0.11)

The following securities were excluded from the calculation of diluted loss per share in each year because their inclusion would have been anti-dilutive:

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2022	2021
Options	150,000	—
Warrants	—	236,667
Total potentially dilutive shares	150,000	236,667

For the years ended June 30, 2022 and 2021, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30,	June 30,
	2022	2021
Production equipment	$307	$307
Leasehold improvements	213	202
Furniture and fixtures	45	45
Computer equipment	47	44
Other equipment	120	114
	732	712
Accumulated depreciation	(710)	(691)
Net property plant and equipment	$22	$21

Depreciation expense related to property, plant and equipment was $19,000 in 2022 and $132,000 in 2021, with $9,000 and $120,000 included in cost of goods sold and $10,000 and $12,000 in general and administrative expense, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$257	$713
Patents	20 years	70	10	60
Trademark	20 years	78	12	66
		$1,118	$279	$839

The following table summarizes the Company’s intangible assets as of June 30, 2021 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$169	$801
Patents	20 years	70	7	63
Trademark	20 years	78	7	71
		$1,118	$183	$935

Amortization expense was $96,000 and $95,000 for the years ended June 30, 2022 and 2021, respectively, and are included in general and administrative expense.

Goodwill related to the Caddy acquisition was $287,000 at June 30, 2022 and 2021.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2022 in each of the five fiscal years subsequent to June 30, 2022, and thereafter is as follows (amounts in thousands):

2023	$96
2024	96
2025	96
2026	96
2027	96
Thereafter	359
Total	$839

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,
	2022	2021
Employee compensation	$519	$485
Accrued warranty	55	29
Others	81	106
Total	$655	$620

NOTE 7 — DEBT

Line of Credit

In October 2019, MiT LLC executed a line of credit agreement with an unaffiliated lender to provide a $1.0 million asset-based bridge loan to be used for working capital purposes. Funds borrowed bore interest at 13% per annum and were due and payable one year from the origination date of the loan. The loan was secured by all assets of MiT LLC and was personally guaranteed by Phil Rafnson, our CEO and Chairman of the Board. Sound Management Investors, LLC, an entity controlled by Mr. Rafnson, pledged all membership units of MiT LLC held by it as further security for the repayment of such loan. In connection with this borrowing, the lender was issued warrants to acquire shares of the Company’s common stock upon completion of its IPO. On the effective date of the IPO, the lender exercised these warrants to acquire 94,723 shares of the common stock on a cashless basis.

Approximately $400,000 of the proceeds from this loan were used to pay amounts owed to Caddy in connection with the Caddy acquisition.

No further borrowings are available under this agreement from March 31, 2020. As of June 30, 2021, the outstanding balance of this line of credit was $590,000. In July 2021, the outstanding balance, and all accrued interest, was paid in full.

There was no outstanding debt as of June 30, 2022.

Long-term debt at June 30, 2021 was as follows (in thousands):

	2021
	Balance	Current	Long Term
Caddy promissory note	$1,059	$142	$917
PPP loan	698	73	625
Caddy indemnity promissory note	182	22	160
Total	$1,939	$237	$1,702

The Caddy Promissory note was payable in monthly installments through August 2024 at an interest rate of Prime plus 2.75%. The Caddy Indemnity note was payable in monthly installments due July 2024 at an interest rate of Prime plus 2.75%. On January 1, 2020, the interest rate margin increased to 3.75% on both notes. All of the notes were collateralized by Caddy assets. In addition, the notes were guaranteed by Phil Rafnson, the Company’s majority shareholder. In August 2021, all related Caddy notes and balances were paid in full.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (continued)

Paycheck Protection Program

On May 6, 2020, the Company received loan proceeds in the amount of approximately $694,000 under the Paycheck Protection Program (“PPP”). On March 13, 2021, the Company received proceeds in the amount of approximately $698,000 from a second PPP loan. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In May 2021, the Company received notification from the Small Business Administration that the first loan in the amount of $694,000, including accrued interest, has been fully forgiven.

The Company used the proceeds for purposes consistent with the PPP. In April 2022, the Company received notice that on March 23, 2022, its second PPP loan in the amount of $698,000 plus accrued interest of $7,000 has been fully forgiven and is paid in full.

NOTE 8 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of June 30, 2022, the Plan provided for the issuance of up to 750,000 stock-based awards. There are 600,000 stock-based awards available to grant under the Plan at June 30, 2022.

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

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. These options, which were the only options granted during the year ended June 30, 2022, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of approximately $244,200 during the year ended June 30, 2022. None of the these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the year ended June 30, 2022:

Risk-free interest rate	1.32%
Expected volatility	61.0%
Dividend yield	0%
Expected option term in years	5.5

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of June 30, 2022 and changes during the year then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2021	—	$—
Granted during the year	150,000	3.00
Exercised during the year	—	—
Terminated/Expired during the year	—	—
Balance, June 30, 2022	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at June 30, 2022:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd. Avg, Life	Exercise Price
$3.00	150,000	9.0 years	$3.00

A summary of the status of the Company’s stock warrants as of June 30, 2022 and 2021 and changes during the years ended June 30, 2022 and 2021 are presented below.

		Wtd. Avg.
		Exercise
	Warrants	Price
Balance, July 1, 2020	—	$—
Granted during the year	236,667	2.76
Exercised during the year	—	—
Terminated/Expired during the year	—	—
Balance, June 30, 2021	236,667	$2.76
Granted during the year	241,500	3.75
Exercised during the year	(331,731)	3.28
Terminated/Expired during the year	(146,436)	3.21
Balance, June 30, 2022	—	$—

In July 2021, warrants were exercised on a cashless basis resulting in the issuance of 139,611 shares of common stock.

In April 2022, underwriter warrants were exercised on a cashless basis resulting in the issuance of 192,120 shares of common stock.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES

The following table summarizes deferred tax assets and liabilities as of the date of the Exchange Agreement and through June 30, 2022:

	Deferred		Existing valuation allowance
	Tax Assets	Deferred Tax Liabilities	Prior to business combination	Net Position
Deferred tax assets	$910	$—	$—	$910
Deferred tax liabilities	—	(18)	—	(18)
Valuation allowance	—	—	(892)	(892)
Total MiT Inc. June 30, 2022	$910	$(18)	$(892)	$—

MiT Inc.	$—	$—	$—	$—
MiT LLC	248	(13)	(235)	—
Total July 7, 2021 (see note 1)	$248	$(13)	$(235)	$—

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

Deferred Tax
Assets (Liabilities)
Inventory reserve	$122
Accumulated depreciation	(6)
Accumulated goodwill amortization	(12)
Accumulated intangible amortization	8
Unrealized loss on investments	68
Deferred rent	6
Warranty reserve	5
Stock compensation	68
Net operating loss carryforward	594
Allowance for doubtful accounts	39
Net	892
Valuation allowance	(892)
Total June 30, 2022	$—

Inventory reserve	$133
Accumulated depreciation	(7)
Accumulated goodwill amortization	(6)
Deferred rent	7
Warranty reserve	8
Allowance for doubtful accounts	100
Net	235
Valuation allowance	(235)
Total July 7, 2021 (see note 1)	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (continued)

The income tax expense differs from the amount computed by applying the statutory income tax rates to the loss before income tax. The following table shows the reasons for these differences:

	2022	2021
Net loss before tax	$(1,345)	$(645)
United States corporate tax rate	21%	21%
Tax Benefit at statutory rate	282	135
Differences due to:
State taxes	119	58
PPP Loan Forgiveness	210	—
Other, permanent differences	46	42
Change in valuation allowance	(657)	(235)
Income Tax (Benefit) Expense	$—	$—
Effective Tax Rate	(0)%	(0)%

At June 30, 2022 the Company has approximately $2,180,000 of U.S. State and $2,200,000 of U.S. Federal NOL carryforwards, which will not expire and will be available for future use to offset taxable income.

The Company recognized a valuation allowance of $892,000 and $235,000 as of June 30, 2022 and 2021, respectively, as all U.S. Federal and state deferred tax assets have been determined to be not more likely than not realizable. Management does not believe that it had any significant uncertain tax positions at June 30, 2022 and 2021, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

NOTE 10 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing company debt. See Note 7 - Debt.

Approximately $32,000 of the Company's net sales in the year ended June 30, 2022 was to companies deemed to be related parties. Accounts receivable from related parties were zero as of June 30, 2022 and 2021.

NOTE 11 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: No customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2022. One customer accounted for 23% of the Company’s revenue for the year ended June 30, 2021.

Three customers accounted for 18%, 16% and 10% of accounts receivable at June 30, 2022. No customers accounted for more than 10% of accounts receivable at June 30, 2021.

Vendors: For the year ended June 30, 2022, the two largest vendors provided 18% and 13%, respectively, of the Company’s purchases. For the year ended June 30, 2021, the two largest vendors provided 17% and 14%, respectively, of the Company’s purchases.

At June 30, 2021, the two largest vendors accounted for 28% and 13% of the accounts payable balance. One vendor accounted for 39% of accounts payable at June 30, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. The aggregate rent expense was $281,000 in 2022 and $281,000 in 2021.

In September 2018, the Company reached an agreement to extend the executive office lease effective February 1, 2019 by an additional five years. The monthly rent payable for the first year of the extended term was $120,620 and increases by 3% on each anniversary date. In April 2020, the Company reached an agreement whereby April, May and June 2020 monthly rent payments related to this lease in the amount of $19,500 were deferred but payable in six monthly installments of $3,250 commencing on the first day of July 2020. In addition, the term of the lease was extended for one year from the anniversary date, through January 2025.

Also, in September 2018, the Company reached an agreement to extend the warehouse lease effective February 1, 2019 by an additional five years. The monthly rent payable for the first year of the extended term was $9,465 and increases by 3% on each anniversary date. In April 2020, the Company reached an agreement whereby April, May and June 2020 monthly rent payments in the amount of $14,624 were deferred but payable in six monthly installments of $2,437 commencing on the first day of July 2020. In addition, the term of the lease was extended for one year from the anniversary date, through January 2025.

Future minimum lease payments at June 30, 2022 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2023	$293
2024	302
2025	174
Total future minimum lease payments	$769

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 13 — SUBSEQUENT EVENTS

On July 21, 2022, the Company granted 130,000 shares of common stock, with a fair market value of approximately $169,000, to employees as compensation for previously provided services and was accrued as of June 30, 2022.

On August 12, 2022, the Company filed a Form S-8 with the SEC registering an additional 750,000 Shares for stock-based awards available for issuance under the Company’s 2019 Omnibus Incentive Plan.

The Company has evaluated events from June 30, 2022 through September 28, 2022, the date these consolidated financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fountain Valley, State of California, on September 28, 2022.

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

Name and Signature	Title	Date

/s/ Phil Rafnson	President, Chief Executive Officer and Chairman of the Board	September 28, 2022
Phil Rafnson	(Principal Executive Officer)

/s/ Michael Sherman	Chief Financial Officer	September 28, 2022
Michael Sherman	(Principal Financial and Accounting Officer)

/s/ Katherine D. Crothall, Ph.D.	Director	September 28, 2022
Katherine D. Crothall, Ph.D.

/s/ John C. Stiska	Director	September 28, 2022
John C. Stiska

/s/ Scott Anderson	Director	September 28, 2022
Scott Anderson

EXHIBIT INDEX

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Incorporation, as amended	S-1/A	333-234159	3.1	10/1/20
3.2	Bylaws	S-1/A	333-234159	3.2	10/1/20
4.1	Form of Common Stock Certificate	S-1/A	333-234159	4.1	2/21/20
10.1	Management Services Agreement dated October 3, 2018 between the Company and Caddy Products, Inc.	S-1/A	333-234159	10.1	10/11/19
10.2	Form of Indemnity Agreement between the Company and its directors and officers	S-1/A	333-234159	10.2	2/21/20
10.3†	2019 Omnibus Incentive Plan	S-1/A	333-234159	10.3	10/11/19
10.3(a)†	Amendment No. 1 to 2019 Omnibus Incentive Plan	S-8	333-266822	99.1(a)	8/12/22
10.3(b)†	Form of Stock Option Award Agreement	S-1/A	333-234159	10.3(a)	10/11/19
10.3(c)†	Form of Restricted Stock Award Agreement	S-1/A	333-234159	10.3(b)	10/11/19
10.3(d)†	Form of Restricted Stock Unit Agreement	S-1/A	333-234159	10.3(c)	10/11/19
10.4	Loan Agreement dated as of October 24, 2019 by and between Agility Capital III, LLC Moving iMage Technologies, LLC and MiT Acquisition Co. LLC	S-1/A	333-234159	10.9	2/21/20
10.5	Exchange Agreement dated July 7, 2021 among the Company, and the Members of Moving iMage Technologies, LLC	8-K	001-40511	10.1	7/13/21
10.6	Asset Purchase Agreement dated April 21, 2022 between Moving iMage Technologies, Inc. and QSC, LLC	8-K	001-40511	10.1	4/26/22
21.1	List of Subsidiaries					✓
23.1	Consent of Haskell & White LLP					✓
23.2	Consent of CohnReznick LLP					✓
24	Power of Attorney (included on signature page)					✓
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS

The following financial statements from the Company’s Report on Form 10-K for the year ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
†	Compensatory plan or arrangement