Form 10-Q
period 2022-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2022-11-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐.

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

As of November 14, 2022, there were 10,958,398 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2022	2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,294	$2,340
Marketable securities	4,234	4,363
Accounts receivable, net	1,750	1,762
Inventories	4,920	4,033
Prepaid expenses and other	439	864
Total Current Assets	13,637	13,362
Long-Term Assets:
Marketable securities	315	325
Right-of-use asset	604	—
Property, plant and equipment, net	22	22
Intangibles, net	815	839
Goodwill	287	287
Other assets	16	16
Total Long-Term Assets	2,059	1,489
Total Assets	$15,696	$14,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,179	$1,583
Accrued expenses	530	655
Customer deposits	1,846	3,158
Lease liability – current	258	—
Unearned warranty revenue	46	18
Total Current Liabilities	5,859	5,414

Long-Term Liabilities:
Lease liability – non-current	364	—
Deferred rent	—	22
Total Long-Term Liabilities	364	22
Total Liabilities	6,223	5,436
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,958,398 and 10,828,398 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	—	—
Additional paid-in capital	12,653	12,500
Accumulated deficit	(3,180)	(3,085)
Total Stockholders’ Equity	9,473	9,415
Total Liabilities and Stockholders’ Equity	$15,696	$14,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Net sales	$5,852	$3,474
Cost of goods sold	4,293	2,752
Gross profit	1,559	722

Operating expenses:
Research and development	66	54
Selling and marketing	610	544
General and administrative	835	663
Total operating expenses	1,511	1,261
Operating income (loss)	48	(539)
Other (income) expenses:
Unrealized loss on investments	140	—
Realized loss on investments	23	—
Interest and other income	(20)	—
Interest expense	—	38
Total other (income) expense	143	38
Net loss	$(95)	$(577)

Weighted average shares outstanding: basic and diluted	10,928,724	10,254,686
Net loss per common share basic and diluted	$(0.01)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

				Retained Earnings
	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415
Issuance of stock to employees	130,000	—	153	—	153
Net Loss	—	—	—	(95)	(95)

Balance as of Sep 30, 2022	10,958,398	$—	$12,653	$(3,180)	$9,473

Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Shares of common stock issued for cash	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	56	—	56
Net Loss	—	—	—	(577)	(577)
Balance as of September 30, 2021	10,636,278	$—	$12,311	$(2,317)	$9,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(95)	$(577)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reversal of) doubtful accounts	3	(90)
Depreciation expense	2	13
Amortization expense	24	24
Unrealized loss on investments	140	—
Realized loss on investments	23	—
Cash expended in excess of rent expense	(5)	—
Stock compensation expense	—	56

Changes in operating assets and liabilities
Accounts receivable	9	(354)
Inventories	(887)	(377)
Prepaid expenses and other	425	(547)
Accounts payable	1,597	(70)
Accrued expenses	28	(217)
Unearned warranty revenue	28	—
Customer deposits	(1,312)	1,370
Net cash used in operating activities	(20)	(769)
Cash flows from investing activities
Sale of marketable securities	493	—
Purchases of marketable securities	(517)	—
Purchases of property, plant and equipment	(2)	—
Net cash used in investing activities	(26)	—
Cash flows from financing activities
Net Proceeds from initial public offering	—	12,360
Payments on line of credit	—	(590)
Payments on notes payable	—	(1,241)
Net cash provided by financing activities	—	10,529
Net increase (decrease) in cash and cash equivalents	(46)	9,760
Cash and cash equivalents, beginning of the period	2,340	1,270
Cash and cash equivalents, end of the period	$2,294	$11,030
Non-cash investing and financing activities:
Reclassification of IPO related costs from other assets to equity	$—	$1,116
Accrued expenses settled by issuance of common stock	$153	—
Right-of-use asset recorded upon adoption of ASC 842	$681	$—
Cash paid during the period:
Interest	$—	$38
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc. (“Company”), a Delaware corporation, together with its wholly-owned subsidiaries unless the context indicates otherwise, was incorporated in June 2020. The Company, through its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Acquisition Co. (DBA “Caddy Products”) designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange:

In June 2020, MiT LLC members created Moving iMage Technologies, Inc. (“MiT Inc.”) to facilitate the Company’s initial public offering (“IPO”). Upon formation of MiT Inc., 2,000,000 shares of MiT, Inc. common stock were issued to members of MiT LLC. On July 7, 2021, MiT LLC and MiT Inc. entered into an exchange agreement (“Exchange Agreement”) whereby the members of MiT LLC exchanged their membership interests for 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC owned approximately 79%, or 4,452,334 shares, of the outstanding common stock of MiT Inc. As a result, MiT LLC (the entity where the Company conducts its business) became a wholly-owned subsidiary of MiT Inc. (the SEC registrant).

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

Initial Public Offering: On July 12, 2021, the Company closed its IPO and issued 4,830,000 shares of its common stock at a price of $3.00 per share for net proceeds of approximately $12,360,000 after deducting underwriting discounts, commissions, and other expenses of approximately $2,130,000. Upon the completion of its IPO, the Company reclassified deferred IPO related costs of approximately $1,116,000 from other assets to additional paid-in capital. In connection with the Company’s IPO, the underwriters received warrants to acquire 241,500 shares of the Company’s common stock at $3.75 per share.

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

Throughout Calendar 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of September 30, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of MiT Inc., its wholly-owned subsidiary, MiT LLC, and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and with the disclosures and risk factors presented therein. The June 30, 2022 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2023.

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

Following is the fair value leveling for investment securities that are measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total

Equity Securities	$701	$—	$—	$701
State and Municipal Debt Securities	860	—	—	860
Fixed Income Funds	2,689	—	—	2,689
Alternative Funds	—	258	—	258
Real Estate Funds	—	41	—	41
Subtotal				4,549
Less Long-term				(315)
Net Current				$4,234

Following is the fair value leveling for investment securities that are measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total

Equity Securities	$764	$—	$—	$764
State and Municipal Debt Securities	889	—	—	889
Fixed Income Funds	2,687	—	—	2,687
Alternative Funds	—	300	—	300
Real Estate Funds	—	48	—	48
Subtotal				4,688
Less Long-term				(325)
Net Current				$4,363

The carrying amounts of accounts receivable, accounts payable, and notes payable approximate fair value due to their short maturities.

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. There were no impairments recognized for the quarter ended September 30, 2022 or the year ended June 30, 2022.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2021, $1,116,000 of deferred offering costs were capitalized in other assets. After completion of the IPO in July 2021, these costs were recorded in the condensed consolidated statements of changes in stockholders’ equity (deficit) as a reduction of proceeds received from the offering.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of September 30, 2022 and June 30, 2022, the allowance for bad debts is approximately $141,000 and $138,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of September 30, 2022 and June 30, 2022, the inventory reserve was $401,000 and $434,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer and when performance conditions are satisfied, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue from agreements with customers. In case there are agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

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

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended September 30, 2022 included $1.589 million for revenue recognized that was included in contract liabilities as of June 30, 2022. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended September 30, 2021 included $0.573 million for revenue recognized that was included in contract liabilities as of June 30, 2022.

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

	For the Three	For the Three
	Months Ended	Months Ended
Disaggregation of Revenue (in 000’s):	September 30, 2022	September 30, 2021
Equipment upon delivery (point in time)	$5,714	$3,433
Installation (point in time)	126	41
Software subscription and services (over time)	12	—
Total revenues	$5,852	$3,474

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and when performance conditions are satisfied.

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

Advertising Costs: Advertising costs were approximately $6,700 and $1,000 for the three months ended September 30, 2022 and 2021, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets: Goodwill as of September 30, 2022 and June 30, 2022 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. On July 1, 2022, the Company adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. As such, the Company’s goodwill impairment test includes a one-step qualitative impairment test whereby a goodwill impairment loss will be measured as the excess of a reporting units carrying amount over its fair value. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months ended September 30, 2022 or 2021.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities at June 30, 2022 and September 30, 2022 (in thousands):

Deferred Tax
Assets (Liabilities)
Inventory reserve	$122
Accumulated depreciation	(6)
Accumulated intangible amortization	(4)
Deferred rent	6
Warranty reserve	5
Stock compensation	68
Net operating loss carryforward	594
Unrealized loss on marketable securities	68
Allowance for doubtful accounts	39
Net	892
Valuation allowance	(892)
Total June 30, 2022	$—

Inventory reserve	$112
Accumulated depreciation	(6)
Accumulated intangible amortization	(14)
Deferred rent	5
Warranty reserve	13
Stock compensation	111
Net operating loss carryforward	651
Unrealized loss on marketable securities	107
Allowance for doubtful accounts	39
Net	1,018
Valuation allowance	(1,018)
Total September 30, 2022	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2022 the Company recognized Right of Use Assets in the amount of $665,000 and a lease liabilities of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 11.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of September 30, 2022 and June 30, 2022, the Company has established a warranty reserve of $50,000 and $55,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	Quarter Ended September 30,	Year Ended June 30,
	2022	2022
Product warranty liability, beginning of period	$55	$29
Accruals for warranties issued	—	60
Settlements made	(5)	(34)
Product warranty liability, end of period	$50	$55

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies, and as such the Company will adopt this standard on July 1, 2023. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

Other pronouncements issued by FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 30, 2022 (in thousands):

						Current	Non-current
	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities

Cash	$2,294	$—	$—	$2,294	$2,294	$—	$—

Equities
Communication	45	—	(12)	33	—	33	—
Consumer Discretionary	49	—	(8)	41	—	41	—
Consumer Staples	22	—	(2)	20	—	20	—
Energy	9	—	(1)	8	—	8	—
Financials	44	—	(10)	34	—	34	—
Health Care	40	—	(3)	37	—	37	—
Industrials	27	—	(7)	20	—	20	—
Information Technology	128	—	(32)	96	—	96	—
Materials	12	—	(2)	10	—	10	—
Real Estate	9	—	(2)	7	—	7	—
Utilities	6	—	—	6	—	6	—
Mutual Funds	480	—	(91)	389	—	389	—
					—
Subtotal	871	—	(170)	701	—	701	—

Fixed Income
State & Municipal Bonds	901	—	(41)	860	—	545	315
Fixed income funds	2,838	—	(149)	2,689	—	2,689	—

Subtotal	3,739	—	(190)	3,549	—	3,234	315

Alternative, real estate and other	321	—	(22)	299	—	299	—

Total	$7,225	$—	$(382)	$6,843	$2,294	$4,234	$315

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS (continued)

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 30, 2022 (in thousands):

						Current	Non-current
	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities

Cash	$2,340	$—	$—	$2,340	$2,340	$—	$—

Equities
Communication	50	—	(11)	39	—	39	—
Consumer Discretionary	69	—	(15)	54	—	54	—
Consumer Staples	19	—	—	19	—	19	—
Energy	9	—	(1)	8	—	8	—
Financials	44	—	(8)	36	—	36	—
Health Care	40	—	—	40	—	40	—
Industrials	27	—	(7)	20	—	20	—
Information Technology	133	—	(25)	108	—	108	—
Materials	10	—	(2)	8	—	8	—
Real Estate	10	—	(2)	8	—	8	—
Utilities	6	—	—	6	—	6	—
Mutual Funds	482	—	(64)	418	—	418	—
					—
Subtotal	899	—	(135)	764	—	764	—

Fixed Income
State & Municipal Bonds	906	—	(17)	889	—	564	325
Fixed income funds	2,759	—	(72)	2,687	—	2,687	—

Subtotal	3,665	—	(89)	3,576	—	3,251	325

Alternative, real estate and other	366	—	(18)	348	—	348	—

Total	$7,270	$—	$(242)	$7,028	$2,340	$4,363	$325

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

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Numerator:
Net (loss)	$(95)	$(577)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,928,724	10,254,686

Loss per share
Basic and diluted	$(0.01)	$(0.06)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Options	150,000	150,000
Warrants	—	241,500
Total potentially dilutive shares	150,000	391,500

For the three months ended September 30, 2022 and 2021, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,	June 30,
	2022	2022
Production equipment	$307	$307
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	49	47
Other equipment	120	120
	734	732
Accumulated depreciation	(712)	(710)
Net property plant and equipment	$22	$22

Depreciation expense related to property, plant and equipment was $2,000 and $13,000 for the three months ended September 30, 2022 and 2021, respectively, of which $0 and $9,000 is included in cost of goods sold and $2,000 and $4,000 in general and administrative expense, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$279	$691
Patents	20 years	70	12	58
Trademark	20 years	78	12	66
		$1,118	$303	$815

The following table summarizes the Company’s intangible assets as of June 30, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$257	$713
Patents	20 years	70	10	60
Trademark	20 years	78	12	66
		$1,118	$279	$839

Amortization expense was $24,000 and $24,000 for the three months ended September 30, 2022 and 2021, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2022 in each of the five years subsequent to September 30, 2022, and thereafter is as follows (in thousands):

2023	$72
2024	96
2025	96
2026	96
2027	96
Thereafter	359
Total	$815

Goodwill at September 30, 2022 and June 30, 2022 was $287,000.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	June 30,
	2022	2022
Employee compensation	$283	$519
Accrued warranty	50	55
Others	197	81
Total	$530	$655

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

In July 2021, the outstanding balance of the line of credit, approximately $590,000, and all accrued interest, was paid in full.

Notes Payable

In August 2021, all remaining amounts due on notes related to the Caddy acquisition, approximately $1,241,000, were paid in full.

Paycheck Protection Program

On May 6, 2020, the Company received loan proceeds in the amount of approximately $694,000 under the Paycheck Protection Program (“PPP”). On March 13, 2021, the Company received proceeds in the amount of approximately $698,000 from a second PPP loan. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In May 2021, the Company received notification from the Small Business Administration that the first loan in the amount of $694,000, including accrued interest, was fully forgiven.

In April 2022, the Company received notice that on March 23, 2022, its second PPP loan in the amount of $698,000 plus accrued interest has been fully forgiven and is paid in full.

There is no outstanding debt as of September 30 or June 30, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of September 30, 2022, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at September 30, 2022.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which was recognized ratably over the vesting period. These options, which were the only options granted during the three months ended September 30, 2021, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of approximately $0 and $56,000 during the three month periods ended September 30, 2022 and 2021, respectively.

At September 30, 2022, there was no unrecognized compensation cost related to nonvested stock option awards.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the three months ended September 30, 2021:

Risk-free interest rate	1.32%
Expected volatility	61.0%
Dividend yield	0%
Expected option term in years	5.5

On July 12, 2022, the Company granted 130,000 shares of common stock, with a fair market value of approximately $153,000, to employees as compensation for previously provided service, which was accrued as of June 30, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of September 30, 2022 and changes during the three months ended September 30, 2022 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	150,000	$3.00
Granted during the period	—	—
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, September 30, 2022	150,000	$3.00

A summary of the status of the Company’s stock options as of September 30, 2021 and changes during the three months ended September 30, 2021 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2021	—	$—
Granted during the period	150,000	3.00
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, September 30, 2021	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at September 30, 2022:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd. Avg, Life	Exercise Price
$3.00	150,000	8.8 years	$3.00

A summary of the status of the Company’s stock warrants as of September 30, 2021 and changes during the three month period ended September 30, 2021 are presented below.

		Wtd. Avg.
		Exercise
	Warrants	Price
Balance, July 1, 2021	236,667	$2.76
Granted during the period	241,500	3.75
Exercised during the period	139,611	2.76
Terminated/Expired during the period	97,056	2.76
Balance, September 30, 2021	241,500	$3.75

In July 2021, warrants were exercised on a cashless basis resulting in the issuance of 139,611 shares of common stock.

No warrants were outstanding, and there was no warrant activity in the three month period ended September 30, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing Company debt. See Note 7.

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: One customer accounted for approximately 17% of the Company’s sales for the three months ended September 30, 2022.

At September 30, 2022, the was no amount of outstanding receivables related to this customer.

Two customers accounted for 27% and 13% of the Company’s sales for the three months ended September 30, 2021.

At September 30, 2021, the amount of outstanding receivables related to these customers was approximately $132,000.

Vendors: Approximately 32% and 14% of the Company’s purchases were provided by two vendor for the three months ended September 30, 2022. Approximately 21% of the Company’s purchases were provided by one vendor for the three months ended September 30, 2021.

NOTE 11 — LEASE COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Under ASC 842, at contract inception the Company determined whether the contract is or contains a lease and whether the lease should be classified as on operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our condensed consolidated balance sheet.

The Company’s executive office and warehouse lease agreements are classified as operating leases.

The lease agreements, as amended, expire on January 31, 2025 and do not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms.

The Company’s operating lease expense was $68,000 and $70,000 for the three months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments at September 30, 2022 under these arrangements are as follows:

(in thousands)
Total
Operating leases (FOR FISCAL YEAR ENDED JUNE 30,)	Payments
2023	$221
2024	302
2025	154
Total undiscounted operating lease payments	$677
Less imputed interest (at 8%)	(55)
Present value of operating lease payments	$622

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2022:

Assets	(in thousands)
ROU assets-net	$604

Liabilities
Current operating lease liabilities	$258
Long-term operating lease liabilities	364
Total ROU liabilities	$622

The Company’s weighted average remaining lease term for its operating leases is 2.3 years.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2022 through November 14, 2022, the date these financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

Any forward-looking statement made by us in this Report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward- looking statements, even if new information becomes available in the future. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of September 30, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Cost of goods sold

Cost of goods sold includes the cost of products or components that we purchase from third party manufacturers plus assembly and packaging labor costs for these third parties or in-house designed products. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking relatively small amounts of inventory at any given time, except for periodic strategic purchases, and relying instead on a strategy of manufacturing or acquiring products based on orders placed by our customers.

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Sales

Three Months Ended September 30,
(in 000’s)
2022	2021
$5,852	$3,474

Net sales increased 68.5% to $5.852 million for the three months ended September 30, 2022 from $3.474 million for the three months ended September 30, 2021 primarily due to an increase in projector sales related to a technological upgrade cycle and the inclusion in 2022 of the new QSC product line.

Gross Profit

Three Months Ended September 30,
(in 000’s),
2022	2021
$1,559	$722

Gross profit increased 115.9% to $1.559 million for the three months ended September 30, 2022 from $0.722 million for the three months ended September 30, 2021. As a percentage of total revenues, gross profit increased to 26.6% from 20.8% due to product mix and an increase in post COVID-19 inventory reserve of $20,000 in 2021.

Research and Development

Three Months Ended September 30,
(in 000’s)
2022	2021
$66	$54

The increase in research and development expense was primarily associated with increased activity in the 2022 period. We expected research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Three Months Ended September 30,
(in 000’s)
2022	2021
$1,445	$1,207

The increase in selling, general and administrative expense was due primarily to an increase in payroll and other ofther compensation expense in the 2022 period.

Other (Income) Expense

Three Months Ended September 30,
(in 000’s)
2022	2021
$143	$38

The change in other (income) expense was primarily due to an unrealized loss on marketable securities, offset by a reduction in interest income.

Net Loss

Three Months Ended September 30,
(in 000’s)
2022	2021
$(95)	$(577)

Net loss was $95,000 for the three months ended September 30, 2022 compared to a net loss of $0.577 million for the three months ended September 30, 2021. This decrease in net loss was driven by an increase in revenue and gross profit percentage, offset by an increase in selling, general and operating expenses.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.36 million. Cash balance at September 30, 2022 was approximately $2.294 million, as compared to $2.340 million at June 30, 2022. Investments in marketable securities at September 30, 2022 was $4.549 million compared to $4.688 at June 30, 2022.

Cash Flows from Operating Activities

Net cash used by operating activities was $20,000 for the three months ended September 30, 2022, primarily due to net loss of $95,000 offset by non-cash expenses of $187,000 and net negative changes in working capital items of $111,000. The net change in working capital was primarily due to an increase in accounts payable of $1.597 million and a decrease in customer deposits of $1.312 million. Net cash used in operating activities was $0.769 million for the three months ended September 30, 2021, due to our net loss of $0.577 million and net changes in working capital items of $0.192 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $26,000 for the three months ended September 30, 2022 primarily due to the net investments in marketable securities. There was no cash provided by or used in investing activities for the three months ended September 30, 2021.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the three months ended September 30, 2022. Net cash provided by financing activities was $10.529 million for the three months ended September 30, 2021, predominately the result of $12.360 million received from the IPO, offset by payments on the line of credit and notes payable.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at September 30, 2022 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: November 14, 2022

	By:	/s/ Michael Sherman
	Name:	Michael Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)