Form 10-Q
period 2022-12-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2023-02-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 13, 2023, there were 10,958,398 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	June 30,
	2022	2022
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,575	$2,340
Marketable securities–current	4,421	4,363
Accounts receivable, net	1,419	1,762
Inventories, net	4,727	4,033
Prepaid expenses and other	267	864
Total Current Assets	12,409	13,362
Marketable securities–non–current	319	325
Right-of-use asset	543	—
Property and equipment, net	23	22
Intangibles, net	791	839
Goodwill	287	287
Other assets	16	16
Total Assets	$14,388	$14,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,627	$1,583
Accrued expenses	377	655
Customer deposits	2,245	3,158
Lease liability–current	265	—
Unearned warranty revenue	59	18
Total Current Liabilities	4,573	5,414

Lease liability–non-current	296	—
Deferred rent	—	22
Total Liabilities	4,869	5,436
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,958,398 and 10,828,398 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	—	—
Additional paid-in capital	12,653	12,500
Accumulated deficit	(3,134)	(3,085)
Total Stockholders’ Equity	9,519	9,415
Total Liabilities and Stockholders’ Equity	$14,388	$14,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Net sales	$4,843	$3,419	$10,695	$6,893
Cost of goods sold	3,531	2,523	7,824	5,275
Gross profit	1,312	896	2,871	1,618

Operating expenses:
Research and development	61	65	127	119
Selling and marketing	594	571	1,204	1,115
General and administrative	795	902	1,630	1,565
Total operating expenses	1,450	1,538	2,961	2,799
Operating income (loss)	(138)	(642)	(90)	(1,181)
Other (income) expenses:
Unrealized (gain) loss on investments	(269)	—	(129)	—
Realized (gain) loss on investments	110	—	133	—
Interest and other income	(25)	—	(45)	—
Interest expense	—	2	—	40
Total other (income) expense	(184)	2	(41)	40
Net income (loss)	$46	$(644)	$(49)	$(1,221)

Weighted average shares outstanding: basic and diluted	10,958,398	10,636,278	10,943,561	10,445,482
Net income (loss) per common share basic and diluted	$0.00	$(0.06)	$(0.00)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

Three months and six months ended December 31, 2022

				Retained Earnings
	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415
Issuance of stock to employees	130,000	—	153	—	153
Net loss	—	—	—	(95)	(95)

Balance as of September 30, 2022	10,958,398	$—	$12,653	$(3,180)	$9,473

Net income	—	—	—	46	46

Balance as of December 31, 2022	10,958,398	$—	$12,653	$(3,134)	$9,519

Three months and six months ended December 31, 2021

				Retained Earnings
	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance as of June 30, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Shares of common stock issued for cash, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	56	—	56
Net loss	—	—	—	(577)	(577)

Balance as of September 30, 2021	10,636,278	$—	$12,311	$(2,317)	$9,994

Grant of options for services	—	—	62	—	62
Net loss	—	—	—	(644)	(644)

Balance as of December 31, 2021	10,636,278	$—	$12,373	$(2,961)	$9,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(49)	$(1,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reversal of) doubtful accounts	(17)	(40)
Depreciation expense	3	13
Amortization expense	48	48
Unrealized gain on investments	(129)	—
Realized loss on investments	133	—
Cash expended in excess of rent expense	(4)	—
Stock compensation expense	—	118
Changes in operating assets and liabilities
Accounts receivable	360	(164)
Inventories	(694)	(1,964)
Prepaid expenses and other	597	(653)
Accounts payable	44	(703)
Accrued expenses	(125)	(302)
Unearned warranty revenue	41	(2)
Customer deposits	(913)	2,025
Net cash used in operating activities	(705)	(2,845)
Cash flows from investing activities
Sales of marketable securities	4,088	—
Purchase of marketable securities	(4,144)	—
Purchases of property, plant and equipment	(4)	(2)
Net cash used in investing activities	(60)	(2)
Cash flows from financing activities
Net Proceeds from initial public offering	—	12,360
Payments on line of credit	—	(590)
Payments on notes payable	—	(1,241)
Net cash provided by financing activities	—	10,529
Net increase (decrease) in cash and cash equivalents	(765)	7,682
Cash and cash equivalents, beginning of the period	2,340	1,270
Cash and cash equivalents, end of the period	$1,575	$8,952
Non-cash investing and financing activities:

Reclassification of IPO related costs from other assets to equity	$—	$1,116
Accrued expenses settled by issuance of common stock	$153	$—
Right-of-use asset recorded upon adoption of ASC 842	$681	$—
Cash paid during the period:
Interest	$—	$38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly-owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly-owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC's wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

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

Initial Public Offering: On July 12, 2021, the Company closed its initial public offering ("IPO") and issued 4,830,000 shares of its common stock at a price of $3.00 per share for net proceeds of approximately $12,360,000 after deducting underwriting discounts, commissions, and other expenses of approximately $2,130,000. Upon the completion of its IPO, the Company reclassified deferred IPO related costs of approximately $1,116,000 from other assets to additional paid-in capital. In connection with the Company’s IPO, the underwriters received warrants to acquire 241,500 shares of the Company’s common stock at $3.75 per share.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the its current estimates of recovery, the Company believes it has, and will generate, sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and with the disclosures and risk factors presented therein. The June 30, 2022 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2023.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Following is the fair value leveling for investment securities that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Equity Securities	$843	$—	$—	$843
State and Municipal Debt Securities	880	—	—	880
Fixed Income Funds	2,715	—	—	2,715
Alternative Funds	—	256	—	256
Real Estate Funds	—	46	—	46
Subtotal				4,740
Less Long-term				(319)
Net Current				$4,421

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

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. There were no impairments recognized for the quarter ended December 31, 2022 or the year ended June 30, 2022.

Deferred Offering Costs: The Company capitalizes certain legal, accounting and other third-party fees that were directly associated with its IPO and other financings as deferred offering costs (non-current) until such financings are consummated.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of December 31, 2022 and June 30, 2022 the allowance for bad debts is approximately $121,000 and $138,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of December 31, 2022 and June 30, 2022, the inventory reserve was $401,000 and $434,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer, and when performance conditions are satisfied, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue under agreements with customers. In case there are agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the six months ended December 31, 2022 included $2,571,000 for revenue recognized that was included in contract liability as of July 1, 2022. The change in contract liabilities (customer deposits and unearned warranty revenue) during the six months ended December 31, 2021 included $790,000 for revenue recognized that was included in contract liability as of July 1, 2021.

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

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Disaggregation of Revenue (in 000’s):	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Equipment upon delivery (point in time)	$4,717	$3,355	$10,431	$6,788
Services (point in time)	108	64	234	105
Subscription and services (over time)	18	—	30	—
Total revenues	$4,843	$3,419	$10,695	$6,893

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

Advertising Costs: Advertising costs were approximately $3,900 and $11,600 for the three months ended December 31, 2022 and 2021, respectively, and $10,600 and $11,700 for the six months ended December 31, 2022 and 2021, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets: Goodwill as of December 31, 2022 and June 30, 2022 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. On July 1, 2022, the Company adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. As such, the Company’s goodwill impairment test includes a one-step qualitative impairment test whereby a goodwill impairment loss will be measured as the excess of a reporting units carrying amount over its fair value. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months and six months ended December 31, 2022 or 2021.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities at June 30, 2022 and December 31, 2022 (in thousands):

Deferred Tax
Assets (Liabilities)
Inventory reserve	$122
Accumulated depreciation	(6)
Accumulated goodwill amortization	(12)
Accumulated intangible amortization	8
Unrealized loss on investments	68
Deferred rent	6
Warranty reserve	5
Stock compensation	68
Net operating loss carryforward	594
Allowance for doubtful accounts	39
Net	892
Valuation allowance	(892)
Total June 30, 2022	$—

Inventory reserve	$112
Accumulated depreciation	(5)
Accumulated goodwill amortization	(15)
Accumulated intangible amortization	(9)
Unrealized gain on investments	(38)
Deferred rent	5
Warranty reserve	17
Stock compensation	68
Net operating loss carryforward	636
Capital loss carry over	40
Allowance for doubtful accounts	34
Net	845
Valuation allowance	(845)
Total December 31, 2022	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2022 the Company recognized Right of Use Assets in the amount of $665,000 and lease liabilities of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 11.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products it buys from third-party manufacturers, for up to three years, depending on the manufacturers’ individual policies. As of December 31, 2022 and June 30, 2022, the Company has established a warranty reserve of $50,000 and $55,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	Quarter Ended December 31,	Year Ended June 30,
	2022	2022
Product warranty liability, beginning of period	$55	$29
Accruals for warranties issued	61	60
Settlements made	(66)	(34)
Product warranty liability, end of period	$50	$55

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 31, 2022 (amounts in 000’s):

						Current	Non-current
	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities

Cash	$1,575	$—	$—	$1,575	$1,575	$—	$—

Equities
Communication	25	—	(2)	23	—	23	—
Consumer Discretionary	58	—	(8)	50	—	50	—
Consumer Staples	22	1	—	23	—	23	—
Energy	9	1	—	10	—	10	—
Financials	44	—	(5)	39	—	39	—
Health Care	39	1	—	40	—	40	—
Industrials	27	—	(3)	24	—	24	—
Information Technology	124	—	(24)	100	—	100	—
Materials	11	—	—	11	—	11	—
Real Estate	10	—	(2)	8	—	8	—
Utilities	4	—	—	4	—	4	—
Mutual Funds	524	—	(13)	511	—	511	—
					—
Subtotal	897	3	(57)	843	—	843	—

Fixed Income
State & Municipal Bonds	899	—	(19)	880	—	561	319
Fixed income funds	2,747	—	(32)	2,715	—	2,715	—

Subtotal	3,646	—	(51)	3,595	—	3,276	319

Alternative, real estate and other	313	—	(11)	302	—	302	—

Total	$6,431	$3	$(119)	$6,315	$1,575	$4,421	$319

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

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2022	2021	2021
Numerator:
Net income (loss)(in 000s's)	46	(49)	$(644)	$(1,221)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,958,398	10,943,561	10,636,278	10,445,482

Income (Loss) per share
Basic and diluted	0.00	(0.00)	$(0.06)	$(0.12)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2022	2021	2021
Options	150,000	150,000	150,000	150,000
Warrants	—	—	241,500	241,500
Total potentially dilutive shares	150,000	150,000	391,500	391,500

For the six months ended December 31, 2022 and three and six months ended December 31, 2021, the Company had net losses. Therefore, all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation. For the three months ended December 31, 2022 the Company had net income. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company's stock for the period.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2022	2022
Production equipment	$307	$307
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	51	47
Other equipment	120	120
	736	732
Accumulated depreciation	(713)	(710)
Net property and equipment	$23	$22

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense related to property and equipment was $1,000 and $0 for the three months ended December 31, 2022 and 2021, respectively, of which $0 and $0 is included in cost of goods sold and $1,000 and $0 in general and administrative expense, respectively.

Depreciation expense related to property and equipment was $3,000 and $13,000 for the six months ended December 31, 2022 and 2021, respectively, of which $0 and $9,000 is included in cost of goods sold and $3,000 and $4,000 in general and administrative expense, respectively.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$302	$668
Patents	20 years	70	12	58
Trademark	20 years	78	13	65
		$1,118	$327	$791

The following table summarizes the Company’s intangible assets as of June 30, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$257	$713
Patents	20 years	70	10	60
Trademark	20 years	78	12	66
		$1,118	$279	$839

Amortization expense was $24,000 and $24,000 for the three months ended December 31, 2022 and 2021, respectively, and was $48,000 and $48,000 for the six months ended December 31, 2022 and 2021, respectively, and is included in general and administrative expense.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS (continued)

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2022 in each of the five years subsequent to December 31, 2022, and thereafter is as follows (amounts in thousands):

2023	$48
2024	96
2025	96
2026	96
2027	96
Thereafter	359
Total	$791

Goodwill at December 31, 2022 and June 30, 2022 was $287,000.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	June 30,
	2022	2022
Employee compensation	$155	$468
Accrued warranty	50	55
Customer refund	150	51
Others	22	81
Total	$377	$655

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

In April 2022, the Company received notice that on March 23, 2022, its second PPP loan in the amount oof $698,000 plus accrued interest has been fully forgiven and is paid in full.

There is no outstanding debt as of December 31 or June 30, 2022.

NOTE 8 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of December 31, 2022, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at December 31, 2022.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which was recognized ratably over the vesting period. These options, which were the only options granted during the six months ended December 31, 2021, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of approximately $62,000 and $118,000 during the three and six months ended December 31, 2021, respectively The Company recognized no compensation expense for stock options during the three and six months ended December 31, 2022.

At December 31, 2022, there was no unrecognized compensation cost related to nonvested stock option awards.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the six months ended December 31, 2021:

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of December 31, 2022 and changes during the six months ended December 31, 2022 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	150,000	$3.00
Granted during the period	—	—
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, December 31, 2022	150,000	$3.00

A summary of the status of the Company’s stock options as of December 31, 2021 and changes during the six months ended December 31, 2021 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2021	—	$—
Granted during the period	150,000	3.00
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, December 31, 2021	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at December 31, 2022:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd. Avg, Life	Exercise Price
$3.00	150,000	8.5 years	$3.00

A summary of the status of the Company’s stock warrants as of December 31, 2021 and changes during the six month period ended December 31, 2021 are presented below.

		Wtd. Avg.
		Exercise
	Warrants	Price
Balance, July 1, 2021	236,667	$2.76
Granted during the period	241,500	3.75
Exercised during the period	(139,611)	2.76
Terminated/Expired during the period	(97,056)	2.76
Balance, December 31, 2021	241,500	$3.75

In July 2021, warrants were exercised on a cashless basis resulting in the issuance of 139,611 shares of common stock.

No warrants were outstanding, and there was no warrant activity in the six month period ended December 31, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing Company debt. See Note 7.

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customer accounted for 17% and 10% of the Company's sales for the three months ended December 31, 2022. One customer accounted for 17% of the Company’s sales for the six months ended December 31, 2022.

At December 31, 2022, the amount of outstanding receivables related to the Company's largest customer was approximately $265,000. No other customer represented more than 10% of accounts receivable at December 31, 2022.

Two customers accounted for approximately 20% and 18% of the Company's sales for the three months ended December 31, 2021. Three customers accounted for approximately 23%, 10% and 10% of the Company’s sales for the six months ended December 31, 2021.

At December 31, 2021, the amount of outstanding receivables related to these customers was approximately $240,000.

Vendors: Approximately 17% and 13% of the Company's purchases were provided by 2 vendors for the three months ended December 31, 2022. Approximately 21% of the Company's purchases were provided by one vendor for the three months ended December 31, 2021.

Approximately 26% and 13% of the Company’s purchases were provided by two vendors for the six months ended December 31, 2022. Approximately 33% of the Company’s purchases were provided by one vendor for the six months ended December 31, 2021.

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

The Company’s operating lease expense was $73,000 and $70,000 for the three months ended December 31, 2022 and 2021, respectively. The Company's operating lease expense was $141,000 and $141,000 for the six months ended December 31, 2022 and 2021, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments at December 31, 2022 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2023	$148
2024	302
2025	154
Total undiscounted operating lease payments	$604
Less imputed interest (at 8%)	(43)
Present value of operating lease payments	$561

The Present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2022:

Assets	(in thousands)
ROU assets-net	$543

Liabilities
Current operating lease liabilities	$265
Long-term operating lease liabilities	296
Total ROU liabilities	$561

The Company’s weighted average remaining lease term for its operating leases is 2.0 years.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 12 — SUBSEQUENT EVENTS

Management has evaluated subsequent events from December 31, 2022 through February 14, 2023, the date these financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2022, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Fluctuations in Revenues and Earnings. Both the sales cycle and the contract fulfillment cycle are dependent on a number of factors from our customers that are not in our control. Accordingly, backlog, the conversion of backlog into revenue and related earnings may fluctuate from quarter to quarter depending on our customers’ particular requirements, which can sometimes change between the initial signing of a contract and its ultimate fulfillment.

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

Results of Operations

Three months ended December 31, 2022 compared to the three months ended December 31, 2021

Revenues

Three Months Ended December 31,
(in 000’s)
2022	2021
$4,843	$3,419

Net sales increased 41.6% to $4.843 million for the three months ended December 31, 2022 from $3.419 million for the three months ended December 31, 2021 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Three Months Ended December 31,
(in 000’s),
2022	2021
$1,312	$896

Gross profit increased 46.4% to $1.312 million for the three months ended December 31, 2022 from $.896 million for the three months ended December 31, 2021. As a percentage of total revenues, gross profit increase by 85 basis points to 27.09%. This increase is consistent with our expectations based on our selling product mix.

Research and Development

Three Months Ended December 31,
(in 000’s)
2022	2021
$61	$65

The decrease in research and development expense was primarily the result of the timing of activity. We expect research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Three Months Ended December 31,
(in 000’s)
2022	2021
$1,389	$1,473

The decrease in selling, general and administrative expense was due primarily to stock compensation expense in the 2021 period, which wasn’t an expense in the 2022 period.

Other (Income) Expense

Three Months Ended December 31,
(in 000’s)
2022	2021
$(184)	$2

The change in other (income) expense was primarily due to realized and unrealized gains on marketable securities.

Net Income (Loss)

Three Months Ended December 31,
(in 000’s)
2022	2021
$46	$(644)

Net income was $46 for the three months ended December 31, 2022 compared to a net loss of $(.644) million for the three months ended December 31, 2021. The improvement was the result of better operating results due to higher sales and gross profit, as well as gains on marketable securities.

Six months ended December 31, 2022 compared to six months ended December 31, 2021

Revenues

Six Months Ended December 31,
(in 000’s)
2022	2021
$10,695	$6,893

Net revenues increased 55.1% to $10.695 million for the six months ended December 31, 2022 from $6.893 million for the six months ended December 31, 2021 primarily due to the recovery from the impact of COVID-19 on the exhibition industry.

Gross Profit

Six Months Ended December 31,
(in 000’s),
2022	2021
$2,871	$1,618

Gross profit increased 77.4% to $2.871 million for the six months ended December 31, 2022 from $1.618 million for the six months ended December 31, 2021. As a percentage of total revenues, gross profit improved to 26.8% for the six months ended December 31, 2022 from 23.5% for the six months ended December 31, 2021. The Company has made several strategic inventory purchases, including the QSC purchase, which has allowed the Company to achieve increased gross margin on sales in the 2022 period. Additionally, in the 2022 period the Company had increased sales of used and refurbished equipment, which resulted in higher gross margins.

Research and Development

Six Months Ended December 31,
(in 000’s)
2022	2021
$127	$119

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

Selling, General and Administrative Expense

Six Months Ended December 31,
(in 000’s)
2022	2021
$2,834	$2,680

The increase in selling, general and administrative expense was due primarily to increases in payroll and compensation expense as the Company has increased headcount.

Other (Income) Expense

Six Months Ended December 31,
(in 000’s)
2022	2021
$(41)	$40

The change in other (income) expense is predominantly the result of dividend and interest income on marketable securities.

Net Loss

Six Months Ended December 31,
(in 000’s)
2022	2021
$(49)	$(1,221)

Net loss was $(49,000) for the six months ended December 31, 2022 compared to a net loss of $(1.221) million for the six months ended December 31, 2021. This improvement is predominantly the result of higher sales and gross profit.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at December 31, 2022 was approximately $1.575 million, as compared to $2.430 million at June 30, 2022. Investments in marketable securities was $4.740 million at December 31, 2022, as compared to $4.688 million at June 30, 2022.

Cash Flows from Operating Activities

Net cash used by operating activities was $705,000 for the six months ended December 31, 2022, primarily due to a net loss of $49,000 combined with negative net changes in working capital items of $690,000. The net change in working capital was primarily due to increases in inventory and decreases in customer deposits, offset by decreases in accounts receivable and prepaid expenses. The Net cash used by operating activities was $2.845 million for the six months ended December 31, 2021, primarily due to a net loss of $1.221 million and combined net changes in working capital items of $1.763 million. The net change in working capital was primarily due to an increase in inventory of $1.964 million and payments of accounts payable and accrued expenses, offset by an increase in customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities was $60,000 for the six months ended December 31, 2022, predominantly the result of net investment activity related to marketable securities. Net cash used in investing activities was $2,000 for the six months ended December 31, 2021 for the purchase of equipment.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the six months ended December 31, 2022. Net cash provided by financing activities was $10.529 million for the six months ended December 31, 2021. The increase relates to $12.360 million of IPO net proceeds offset by net repayments of $1.831 million of debt

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at December 31, 2022 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOVING IMAGE TECHNOLOGIES, INC.

Date: February 14, 2022

	By:	/s/ Phil Raffnson
	Name:	Phil Rafnson
	Title:	Chief Executive Officer