Form 10-Q
period 2023-03-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2023-05-15
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 10,913,510 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31,	June 30,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$6,357	$2,340
Marketable securities - current	—	4,363
Accounts receivable, net	979	1,762
Inventories, net	4,836	4,033
Prepaid expenses and other	575	864
Total Current Assets	12,747	13,362
Long-Term Assets:
Marketable securities – non–current	—	325
Right-of-use asset	479	—
Property and equipment, net	23	22
Intangibles, net	768	839
Goodwill	287	287
Other assets	16	16
Total Long-Term Assets	1,573	1,489
Total Assets	$14,320	$14,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,141	$1,583
Accrued expenses	496	655
Customer deposits	2,092	3,158
Lease liability–current	272	—
Unearned warranty revenue	48	18
Total Current Liabilities	5,049	5,414

Long-Term Liabilities:
Lease liability–non-current	224	—
Deferred rent	—	22
Total Long-Term Liabilities	224	22
Total Liabilities	5,273	5,436
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,958,398 and 10,828,398 shares issued; 10,910,931 and 10,828,398 outstanding at March 31, 2022 and June 30, 2022, respectively	—	—
Additional paid-in capital	12,604	12,500
Accumulated deficit	(3,557)	(3,085)
Total Stockholders’ Equity	9,047	9,415
Total Liabilities and Stockholders’ Equity	$14,320	$14,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Net sales	$3,741	$5,835	$14,435	$12,728
Cost of goods sold	2,699	4,468	10,523	9,743
Gross profit	1,042	1,367	3,912	2,985

Operating expenses:
Research and development	66	53	195	172
Selling and marketing	663	539	1,867	1,653
General and administrative	839	906	2,464	2,470
Total operating expenses	1,568	1,498	4,526	4,295
Operating loss	(526)	(131)	(614)	(1,310)
Other (income) expenses:
Realized (gain) on investments	(81)	(17)	(243)	(17)
Unrealized (gain)/loss on investments	—	—	167	—
PPP loan and interest forgiveness	—	(705)	—	(705)
Interest and other income	(1)	(1)	(5)	(2)
Interest expense	—	2	—	40
Other Non-operating Expenses	(20)	—	(61)	—
Total other (income) expense	(102)	(724)	(142)	(684)
Net income (loss)	$(424)	$593	$(472)	$(626)

Weighted average shares outstanding: basic and diluted	10,956,413	10,636,278	10,947,790	10,508,152
Net loss per common share basic and diluted	$(0.04)	$0.06	$(0.04)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands except for share amounts)

Three and nine months ended March 31, 2023

				Retained Earnings
	Common Stock		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415
Issuance of stock to employees	130,000	—	153	—	153
Net loss	—	—	—	(95)	(95)

Balance as of September 30, 2022	10,958,398	$—	$12,653	$(3,180)	$9,473
Net income	—	—	—	46	46
Balance as of December 31, 2022	10,958,398	—	12,653	(3,134)	9,519

Net loss	—	—	—	(424)	(424)
Share buyback and cancellation– see Note 11	(47,467)	—	(49)	—	(49)
Balance as of March 31, 2023	10,910,931	$—	$12,604	$(3,557)	$9,047

Three and nine months ended March 31, 2022

				Retained Earnings
	Common Stock		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance as of July 1, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)
Share of common stock issued, net of issuance costs	4,830,000	—	11,244	—	11,244
Cashless exercise of warrants	139,611	—	—	—	—
Grant of options for services	—	—	56	—	56
Net loss	—	—	—	(577)	(577)

Balance as of September 30, 2021	10,636,278	$—	$12,311	$(2,317)	$9,994
Grant of options for services	—	—	62	—	62
Net loss	—	—	—	(644)	(644)

Balance as of December 31, 2021	10,636,278	—	12,373	(2,961)	9,412
Grant of options for services	—	—	60	—	60
Net income	—	—	—	593	593
Balance as of March 31, 2022	10,636,278	$—	$12,433	$(2,368)	$10,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(472)	$(626)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reversal of) doubtful accounts	5	(230)
Depreciation expense	6	15
Amortization expense	72	72
Realized loss (gain) on investments	(76)	(17)
Stock compensation expense	—	178
Deferred rent	—	(1)
PPP loan forgiveness	—	(705)
Changes in operating assets and liabilities
Accounts receivable	778	(1,002)
Inventories	(803)	(1,451)
Prepaid expenses and other	289	426
Accounts payable	558	326
Accrued expenses	(6)	(99)
Unearned warranty revenue	30	3
Customer deposits	(1,066)	2,195
Net cash used in operating activities	(685)	(916)
Cash flows from investing activities
Proceeds from the sales of marketable securities	12,418	(3,412)
Purchase of marketable securities	(7,660)	—
Purchases of property and equipment	(7)	(18)
Net cash provided by (used in) investing activities	4,751	(3,430)
Cash flows from financing activities
Net Proceeds from initial public offering	—	11,244
Payments on line of credit	—	(590)
Payments on notes payable	—	(1,241)
Stock Buyback	(49)	—
Net cash (used in) provided by financing activities	(49)	9,413
Net increase in cash and cash equivalents	4,017	5,067
Cash and cash equivalents, beginning of the period	2,340	1,270
Cash and cash equivalents, end of the period	$6,357	$6,337
Non-cash investing and financing activities:

Reclassification of IPO related costs from other assets to equity	$—	$1,116
Accrued expenses settled by issuance of common stock	$153	$—
Right-of-use asset and liability recorded upon adoption of ASC 842	$681	$—
Cash paid during the period:
Interest	$—	$40

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

Initial Public Offering: On July 12, 2021, the Company closed its initial public offering and issued 4,830,000 shares of its common stock at a price of $3.00 per share for net proceeds of approximately $12,360,000 after deducting underwriting discounts, commissions, and other expenses of approximately $2,130,000.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of March 31, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it will generate, sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and with the disclosures and risk factors presented therein. The June 30, 2022 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2023.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities: In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure are no longer needed for the period ended March 31, 2023.

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

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. There were no impairments recognized for the period ended March 31, 2023 or the year ended June 30, 2022.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of March 31, 2023 and June 30, 2022 the allowance for bad debts is approximately $143,000 and $138,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of March 31, 2023 and June 30, 2022, the inventory reserve was $514,000 and $434,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

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

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the nine months ended March 31, 2023 included $2,697,000 for revenue recognized that was included in contract liability as of July 1, 2022.

$in Thousands	March 31, 2023	June 30, 2022
Customer deposits	$2,092	$3,157
Unearned warranty revenue	48	18
Total contract liabilities	$2,140	$3,176

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

	For the Three		For the Nine
	Months Ended		Months Ended
Disaggregation of Revenue (in 000’s):	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Equipment upon delivery (point in time)	$3,669	$5,701	$14,100	$4,984
Installation (point in time)	60	134	293	239
Software subscription and services (over time)	12	—	42	—
Total revenues	$3,741	$5,835	$14,435	$12,728

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

Goodwill and Intangible Assets: Goodwill as of March 31, 2023 and June 30, 2022 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. On July 1, 2022, the Company adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. As such, the Company’s goodwill impairment test includes a one-step qualitative impairment test whereby a goodwill impairment loss will be measured as the excess of a reporting units carrying amount over its fair value. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months and nine months ended March 31, 2023 or 2022.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities at June 30, 2022 and March 31, 2023 (in thousands):

	Deferred Tax Assets (Liabilities)
	June 30, 2022	March 31, 2023
Inventory reserve	$122	$144
Accumulated depreciation	(6)	(5)
Accumulated goodwill amortization	(12)	(17)
Accumulated intangible amortization	8	(18)
Unrealized loss on investments	68	—
Deferred rent	6	5
Warranty reserve	5	13
Stock compensation	68	68
Net operating loss carryforward	594	757
Allowance for doubtful accounts	39	40
Net	892	919
Valuation allowance	(892)	(919)
Total	$—	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2022 the Company recognized Right of Use Assets in the amount of $665,000 and a lease liability of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 11.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of March 31, 2023 and June 30, 2022, the Company has established a warranty reserve of $52,000 and $55,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	Quarter Ended March 31,	Year Ended June 30,
	2023	2022
Product warranty liability, beginning of period	$50	$29
Accruals for warranties issued	46	60
Settlements made	(44)	(34)
Product warranty liability, end of period	$52	$55

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, Management will have to estimate an allowance for expected credit losses on trade receivables. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after March 15, 2022 for smaller reporting companies, and as such the Company will adopt this standard on July 1, 2023. Management is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements. Other pronouncements issued by FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 2 — INVESTMENTS

In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account.

The table below shows the marketable securities activity during the three months ended March 31, 2023. The $4.886 million ending balance was transferred the Company’s cash accounts in March 2023.

	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities
Cash	$4,886	$—	$—	$4,886	$4,886	$—	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS (continued)

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 30, 2022 (amounts in 000’s):

						Current	Non-current
	Adjusted	Unrealized	Unrealized	Fair	Cash and	Marketable	Marketable
	Cost	Gains	Losses	Value	Cash Equivalents	Securities	Securities
Cash	$2,340	$—	$—	$2,340	$2,340	$—	$—

Equities
Communication	50	—	(11)	39	—	39	—
Consumer Discretionary	69	—	(15)	54	—	54	—
Consumer Staples	19	—	—	19	—	19	—
Energy	9	—	(1)	8	—	8	—
Financials	44	—	(8)	36	—	36	—
Health Care	40	—	—	40	—	40	—
Industrials	27	—	(7)	20	—	20	—
Information Technology	133	—	(25)	108	—	108	—
Materials	10	—	(2)	8	—	8	—
Real Estate	10	—	(2)	8	—	8	—
Utilities	6	—	—	6	—	6	—
Mutual Funds	482	—	(64)	418	—	418	—
					—
Subtotal	899	—	(135)	764	—	764	—

Fixed Income
State & Municipal Bonds	906	—	(17)	889	—	564	325
Fixed income funds	2,759	—	(72)	2,687	—	2,687	—

Subtotal	3,665	—	(89)	3,576	—	3,251	325

Alternative, real estate and other	366	—	(18)	348	—	348	—

Total	7,270	—	(242)	7,028	2,340	4,363	325

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

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2023	2022	2022
Numerator:
Net income (loss in 000’s)	$(424)	$(472)	$593	$(626)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,956,413	10,947,790	10,636,278	10,508,152

Income (Loss) per share
Basic and diluted	$(0.04)	$(0.04)	$0.06	$(0.06)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2023	2022	2022
Options	150,000	150,000	150,000	150,000
Warrants	—	—	241,500	241,500
Total potentially dilutive shares	150,000	150,000	391,500	391,500

For the nine months ended March 31, 2023 and the nine months ended March 31, 2022, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation. For the three months ended March 31, 2023 the Company had net losses and the three months ended March 31, 2022 had net income. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2022	2022
Production equipment	$307	$307
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	53	47
Other equipment	120	120
	738	732
Accumulated depreciation	(715)	(710)
Net property and equipment	$23	$22

Depreciation expense related to property and equipment was $2,000 and $3,000 for the three months ended March 31, 2023 and 2022, respectively, of which $0 and $0 is included in cost of goods sold and $3,000 and $3,000 in general and administrative expense, respectively.

Depreciation expense related to property and equipment was $6,000 and $15,000 for the nine months ended March 31, 2023 and 2022, respectively, of which $0 and $9,000 is included in cost of goods sold and $7,000 and $6,000 in general and administrative expense, respectively.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relationships	11 years	$970	$323	$647
Patents	20 years	70	13	57
Trademark	20 years	78	14	64
		$1,118	$350	$768

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

Amortization expense was $24,000 and $24,000 for the three months ended March 31, 2023 and 2022, respectively, and was $72,000 and $72,000 for the nine months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2023 in each of the five years subsequent to March 31, 2023, and thereafter is as follows (amounts in thousands):

2023 (remaining quarter of 2023)	$24
2024	96
2025	96
2026	96
2027	96
Thereafter	360
Total	$768

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	June 30,
	2023	2022
Employee compensation	$220	$519
Accrued warranty	52	55
Customer refund	135	—
Others	89	81
Total	$496	$655

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

There is no outstanding debt as of March 31, 2023 or June 30, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of March 31, 2023, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at March 31, 2023.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. These options, which were the only options granted during the nine months ended March 31, 2021, had a grant-date fair value of $1.63 per share. The Company recognized compensation expense for stock option awards of approximately $62,000 and $118,000 during the three and nine months ended March 31, 2021, respectively. The Company recognized no compensation expense for stock options during the three and nine months ended March 31, 2023.

On March 6, 2023, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

At March 31, 2023, there was no unrecognized compensation cost related to nonvested stock option awards.

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the period of March 24 through 31, 2023, the Company repurchased 47,467 of the Company’s stock representing 0.44% of the 10,828,398 outstanding shares at the end of June 30, 2022 at an average price of $1.025 per share.

$ in Thousands, except shares and dollar per share amounts

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
March 23, 2023 – March 31, 2023	47,467	$1.025	47,467	$951
Total	47,467	$1.025	47,467	$951

On July 12, 2022, the Company granted 130,000 shares of common stock, with a fair market value of approximately $153,000, to employees as compensation for previously provided service, which was accrued as of June 30, 2022.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of March 31, 2023 and changes during the nine months ended March 31, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	150,000	$3.00
Granted during the period	—	—
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, March 31, 2023	150,000	$3.00

A summary of the status of the Company’s stock options as of March 31, 2022 and changes during the nine months ended March 31, 2022 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2021	—	$—
Granted during the period	150,000	3.00
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, March 31, 2022	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at March 31, 2023:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd. Avg, Life	Exercise Price
$3.00	150,000	8.5 years	$3.00

A summary of the status of the Company’s stock warrants as of March 31, 2023 and changes during the nine month period ended March 31, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Warrants	Price
Balance, July 1, 2021	236,667	$2.76
Granted during the period	241,500	3.75
Exercised during the period	(139,611)	2.76
Terminated/Expired during the period	(97,056)	2.76
Balance, March 31, 2023	241,500	$3.75

In July 2021, warrants were exercised on a cashless basis resulting in the issuance of 139,611 shares of common stock.

There was no warrant activity in the nine month period ended March 31, 2023.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing Company debt. See Note 7.

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: One customer accounted for 12% of the Company’s sales for the three months ended March 31, 2023. One customer accounted for 12% of the Company’s sales for the nine months ended March 31, 2023.

At March 31, 2023, the amount of outstanding receivables related to the two customers was approximately $225,000.

Two customers accounted for approximately 11% and 10% of the Company’s sales for the three months ended March 31, 2022. One customer accounted for approximately 32% of the Company’s sales for the nine months ended March 31, 2022.

At March 31, 2022, the amount of outstanding receivables related to these customers was approximately $120,000.

Vendors: Approximately 12% and 11% of the Company’s purchases were provided by 2 vendors for the three months ended March 31, 2023. Approximately 14% and 13% of the Company’s purchases were provided by two vendors for the three months ended March 31, 2022.

Approximately 22% and 13% of the Company’s purchases were provided by two vendors for the nine months ended March 31, 2023. Approximately 10% of the Company’s purchases were provided by one vendor for the nine months ended March 31, 2022.

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

The Company’s operating lease expense was $73,000 and $70,000 for the three months ended March 31, 2023 and 2022, respectively. The Company’s operating lease expense was $214,000 and $141,000 for the nine months ended March 31, 2023 and 2022, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASE COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments at March 31, 2023 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2023	$76
2024	302
2025	154
Total undiscounted operating lease payments	$532
Less imputed interest (at 8%)	(36)
Present value of operating lease payments	$496

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2023:

Assets	(in thousands)
ROU assets-net	$479

Liabilities
Current operating lease liabilities	$272
Long-term operating lease liabilities	224
Total ROU liabilities	$496

The Company’s weighted average remaining lease term for its operating leases is 1.75 years.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 12 — SUBSEQUENT EVENTS

The Company held its annual meeting of stockholders (“Annual Meeting”) on April 20, 2023. For more information about the proposals set forth below, please see the Company’s definitive Proxy Statement filed with the SEC on March 21, 2023. As of the record date, March 16, 2023, there were 10,913,510 shares of common stock outstanding and entitled to be voted at the Annual

On April 20, 2023, William Greene was appointed Chief Financial Officer effective April 20, 2023. Mr. Greene has been the Interim Chief Financial Officer of the Company since January 2023.

On April 25, 2023, Moving iMage Technologies, Inc. (the “Company” or “MiT”) entered into a Letter Agreement, subject to definitive agreements, with The Five Agency, LLC (“The Five Agency”). The Five Agency operates gaming leagues at various theaters, cinemas, movie theaters, entertainment complexes and auditoriums, and provides league structures, hosts, management, supervision, coordination with game publishers, marketing and marketing assets for leagues and events under the brand SNDBX. The Five Agency and MiT jointly designed the equipment package that will be used for that purpose. Pursuant to the Letter Agreement, MiT agreed to lend The Five Agency $300,000.00 (the “Loan”), which will be provided in two equal installments as further described below, and The Five Agency will form a separate Florida corporation, SNDBX, INC (“SNDBX”), to conduct that business. As a portion of the consideration payable to MiT under the Loan, upon the formation of SNDBX, The Five Agency will cause SNDBX to issue MiT 5% of the equity of SNDBX, which will be issued to MiT regardless of whether the second $150,000 advance conditions described below are satisfied by The Five Agency or SNDBX. Plus, MiT has the right to participate in any and all future capital and debt offerings by SNDBX.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SUBSEQUENT EVENTS (continued)

Pursuant to the terms of the Loan, on April 25, 2023, and subject to the satisfaction of the conditions described in the Letter Agreement, MiT extended an initial loan of $150,000 to The Five Agency with interest at 10% per annum payable each year commencing on May 1, 2024 with principal due on May 1, 2026. The Loan is secured by the Patents (as defined below). MiT also agreed to advance an additional $150,000 upon the request of The Five Agency upon satisfying certain customary conditions, such as execution of definitive agreements and board and other approvals, and completing the following conditions by May 31, 2023:

(i)The parties have entered into an exclusive supply and marketing agreement requiring The Five Agency or SNDBX to purchase greater than $3 million of equipment systems from MiT by April 30, 2026 (the “Supply Agreement”). After satisfying the requirement to purchase $3.0 million, the Supply Agreement will be non-exclusive;

(ii)SNDBX will be formed with The Five Agency granted 95% of the common stock and MiT granted 5% of the common stock;

(iii)The initial $150,000 loan will be disbursed pursuant to an agreed upon budget; and

(iv)MiT has the right to appoint an advisory board member, who will be approved by The Five Agency, and will have board observation rights for any formal board meetings of The Five Agency and SNDBX until April 30, 2026 or until the Loan is paid in full, whichever comes later.

MiT and either The Five Agency or SNDBX will be co-owners of the equipment patents (the “Patents”) and will share the costs. The Five Agency will apply for Patents on or before April 30, 2024 and after expiration of the Supply Agreement in three years, either party may sell equipment to others with MiT entitled to a reasonable royalty rate equal to a percentage the net sales. In the event of a transfer of the co-owned Patent rights, MiT will automatically become the sole owner of the Patents.

The Company has evaluated subsequent events from March 31, 2023 through May 15, 2023, the date these financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of March 31, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Sales

Three Months Ended March 31,
(in 000’s)
2023	2022
$3,741	$5,835

Net sales decreased 35.9% to $3.741 million for the three months ended March 31, 2023 from $5.835 million for the three months ended March 31, 2022. In 2023, with fewer new movie releases theater owners chose to reduce theater construction during the three months ended March 31, 2023.

Gross Profit

Three Months Ended March 31,
(in 000’s),
2023	2022
$1,042	$1,367

Along with the revenue decrease of 35.9%, gross profit decreased 23.8% to $1.042 million for the three months ended March 31, 2023 from $1.367 million for the three months ended March 31, 2022. As a percentage of total revenues, gross profit percentage increased to 27.9% from 23.4%. The Company’s lower cost strategic inventory purchases improved the gross margin percentage. Both the lower cost QSC purchases and the sales of lower cost used and refurbished equipment resulted in higher gross margin percentages.

Research and Development

Three Months Ended March 31,
(in 000’s)
2023	2022
$66	$53

The increase in research and development expense was primarily the result of the timing of activity. As part of future anticipated revenue increases, we also anticipate future research and development expense increases to fund product development on our green product line, SaaS (software as a service) products, LED screen support systems and Caddy products.

Selling, General and Administrative Expense

Three Months Ended March 31,
(in 000’s)
2023	2022
$1,502	$1,445

The increase in selling, general and administrative expense was due primarily to sales and marketing head count increases.

Other (Income) Expense

Three Months Ended March 31,
(in 000’s)
2023	2022
$(102)	$(724)

The March 31 2023 to March 31, 2022 change in other (income) expense was primarily due to the $705,000 gain on extinguishment of PPP debt in March 2022 offset by $83,000 in net gains on marketable securities.

Net Income (Loss)

Three Months Ended March 31,
(in 000’s)
2023	2022
$(424)	$593

Net loss was ($0.424) million for the three months ended March 31, 2023 compared to net income of $0.593 million for the three months ended March 31, 2022. The decrease was due to lower operating income from decreased sales and gross profit offset by gains on investment sales. In 2022, the increase in income was driven by a $0.705 million gain on the extinguishment due to forgiveness of the PPP loan, offset by an increase in public company related expenses and other selling, general and operating expenses.

Nine months ended March 31, 2023 compared to nine months ended March 31, 2022

Revenues

Nine Months Ended March 31,
(in 000’s)
2023	2022
$14,435	$12,728

Net revenues increased by $1.707 million or 13.4% for the nine months ended March 31, 2023 from $12.728 million for the nine months ended March 31, 2022 primarily due to the COVID-19 Shutter Venue Operators Grants (SVOG) exhibition industry program incentives hat increased revenues during the nine months ended March 31, 2023

Gross Profit

Nine Months Ended March 31,
(in 000’s),
2023	2022
$3,912	$2,985

Compared to the revenue increase of 13.4%, gross profit increased by $0.927 million or 31.1% for the nine months ended March 31, 2023 from $2,985 million for the nine months ended March 31, 2022. As a percentage of total revenues, gross profit improved to 27.1% for the nine months ended March 31, 2023 from 23.5% for the nine months ended March 31, 2022. The combination of increased sales and the Company’s lower cost strategic inventory purchases, improved the gross margin percentage.

Both the lower cost QSC purchases and the sales of lower cost used and refurbished equipment resulted in higher gross margin percentages.

Research and Development

Nine Months Ended March 31,
(in 000’s)
2023	2022
$195	$172

The increase in research and development expense was primarily associated with increased payroll cost in the 2023 period. We expected research and development expense to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Nine Months Ended March 31,
(in 000’s)
2023	2022
$4,331	$4,123

The increase in selling, general and administrative expense was due primarily to higher headcount, payroll and compensation expense in 2023.

Other (Income) Expense

Nine Months Ended March 31,
(in 000’s)
2023	2022
$(142)	$(684)

The change in other (income) expense is primarily due to the $0.704 million of PPP loan forgiveness.

Net Loss

Nine Months Ended March 31,
(in 000’s)
2023	2022
$(472)	$(626)

Net loss was $(472,000) for the nine months ended March 31, 2023 compared to a net loss of $(626,000) for the nine months ended March 31, 2022. This improvement is the net result of higher sales and gross margins, PPP loan forgiveness, offset by increase in public company related expenses and other selling, general and operating expenses.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at March 31, 2023 was approximately $6.357 million, as compared to $2.430 million at June 30, 2022. In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account. Investments in marketable securities $4.688 million at June 30, 2022.

Cash Flows from Operating Activities

Net cash used by operating activities was ($0.685) million for the nine months ended March 31, 2023, primarily due to a net loss of ($0.472) million and ($0.213) million in other working capital balances. The net change in other working capital was primarily due to increases in inventory and payables and decreases in customer deposits, offset by decreases in accounts receivable and prepaid expenses. The Net cash used by operating activities was $0.916 million for the nine months ended March 31, 2022, primarily due to net loss of ($0.626) million offset by net changes in working capital items of $(0.398) million. The net change in working capital was primarily due to an increase in inventory of $1.451 million and accounts receivable of $1.02 million, offset by an increase in customer deposits of $2.195 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4.751 million for the nine months ended March 31, 2023, predominantly the result of sales of investments of $4.758 million. Net cash used in investing activities was $3.430 million for the nine months ended March 31, 2022 primarily due to the investment in marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities was $49,000 for share repurchases for the three and the nine months ended March 31, 2023. Net cash provided by financing activities was $9.413 million for the nine months ended March 31, 2022. The increase relates to $11.244 million of IPO net proceeds offset by net repayments of $1.831 million of debt.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at March 31, 2023 due to material weaknesses in our internal control over financial reporting as described below.

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2022 and 2021, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded. To improve internal controls during the three months ended March 31, 2023, Management updated month end close checklists, implemented more segregation of duties among it’s limited accounting staff and the CFO formally approved month end journal entries.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, other than hiring a new full-time CFO that has been no change in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the period of March 24 through 31, 2023, the Company repurchased 47,467 of the Company’s stock representing 0.44% of the 10,828,398 outstanding shares at the end of June 30, 2022 at an average price of $1.025 per share.

$ in Thousands, except shares and dollar per share amounts.

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
March 23, 2023 – March 31, 2023	47,467	$1.025	47,467	$951
Total	47,467	$1.025	47,467	$951

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description
10.1*	Letter Agreement between Moving iMage Technologies, Inc. and The Five Agency dated April 25, 2023.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MOVING IMAGE TECHNOLOGIES, INC.

Date: May 15, 2023

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)