Form 10-K
period 2023-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2023-09-27
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on December 30, 2022 of $1.15) held by non–affiliates of the registrant was approximately $8.9 million.

As of September 22, 2023, there were 10,685,778 Shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless the context otherwise requires, we use the terms “MiT”, “Company”, “we”, “us” and “our” in this Annual Report on Form 10-K (“Report”) refer to Moving iMage Technologies, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Moving iMage Technologies LLC and MiT Acquisition Co, LLC dba Caddy Products.

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

Description of Business

We are a key provider of technology, products, and services to movie theater operators and sports and entertainment venues.

1)	We provide a set of valuable services to movie theater operators and other critical screening and viewing rooms. These services include overall project management, which can encompass a wide range of design, integration, installation, and procurement services for new auditorium builds, refurbishments, or upgrades to existing facilities.
2)	We design and manufacture a set of proprietary products that are sold either as part of our project management services or a la carte. Examples of these products include our ADA-compliant accessibility products and other products sold into our strategic markets of motion picture exhibition, entertainment, and sports venues as well as other non-strategic markets. We also resell third-party technologies, including but not limited to items such as screens, projectors, and servers.
3)	We resell third-party products as part of our project management services or a la carte. These include technology products such as screens, projectors, servers, and FF&E (furniture, fixtures, and equipment).
4)	Finally, we have a set of recently introduced products that we believe have the potential to be disruptive to the movie theater, entertainment and sports venue industries. For example, our operations enhancement and theater management solution includes a software-as-a-service (SaaS) platform combined with other technologies that allow theater operators to improve their quality control. We have also developed a translator product and service that will enable moviegoers to watch a movie in any language that the film is available in, all in the same auditorium through a set of augmented reality glasses. Another example is a proprietary mobile cart we’ve developed to enable eSports and gaming in movie-theater auditoriums.

Industry and Revenue Drivers

Our Industry

Trends

In 2021, the return to a more normalized theater environment led to a broader and more diverse slate of movie releases compared to prior year’s lower pandemic-related movie releases, more tent poles (blockbusters) from a wider range of distributors, and movie studios cutting back on or abandoning the direct-to-streaming model. The domestic box office for 2021 finished at $4.5 billion with significant momentum going into 2022. With studios re-focusing on exclusive theatrical releases, 2022 continued to see the domestic box office recover, reporting $7.4 billion in sales.

Convenient and Affordable Form of Out-Of-Home Entertainment.   Movie-going continues to be one of the most affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $10.53 in 2022. Movie theaters continue to draw more people than all theme parks and major U.S. sports combined according to the Motion Picture Association of America.

Increased Importance and Growth of International Markets.   According to the Motion Picture Association of America, international markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for approximately 71% of 2022 total worldwide box office revenues.

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

New Theater Construction.   According to the National Association of Theatre Owners, the number of U.S. movie screens remained relatively consistent at 40,150 in 2021 and 39,007 in 2022. MiT is providing turnkey Furniture, Fixtures and Equipment (“FF&E”) services to under-construction movie theaters in the United States opening 140 such new screens in the United States.

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

Projection replacements and upgrades.   According to the Motion Picture Association of America, at the end of 2021 there were 40,000 screens in the United States and more than 176,000 elsewhere around the globe, and 96% of the world’s cinema screens are digitized; the conversion to digital cinema began in 2006. According to Film Journal International, (i) the first machines into the market were Series 1 projectors for Digital Light Processing (“DLP”) licensees, (ii) some 20,000 projectors of all brands were installed before Series 2 machines came on the market in mid-2010 and (iii) the assumption for a projector’s life span is 10 years. We estimate that approximately 1,500 Series 1 projectors will need replacement over the next three years as obsolescence sets in and upgrades become the new normal to stay competitive.

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

Caddy Product. Live viewing of sports has recovered to pre-pandemic levels with stadiums and arenas selling out regularly. However, new builds, upgrades, and refurbishments of new stadiums and arenas have not recovered as quickly as the movie theater industry..

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

New Business Initiatives

We continue to explore new lines of business complementary with our core business, focusing on entertainment technologies and related products and services.

MiTranslator — beginning in 2016, the Americans with Disabilities Act (ADA) required theaters to have provisions for seeing- and hearing-impaired patrons. In 2022, we acquired the ADA compliance product line from USL, giving MiT ownership of the leading product for theater ADA compliance. However, in partnership with Hana Media and Epson America, we recently productized and began marketing a new system targeting a much larger audience that is not proficient in English. The MiTranslator, which combines full ADA compliance with a multi-language capability, is a unique offering accessible through a mobile application on a user’s mobile device or through AR (Augmented Reality) glasses to allow any language captioning to be displayed on the glasses, permitting non-native English-speaking patrons the ability to enjoy the cinematic experience more fully. This system also allows cinemas to reach out to what we believe is an underserved audience base in their communities. Sign language will also be supported through the same system.

Direct View LED screens. MiT is the only company that has installed and commissioned the three leading DCI Directview LED cinema systems (“Samsung ONYX Cinema”, “LG DVLED Cinema” & “SONY Crystal LED”). Additionally, MiT utilizing our in-house design fabrication and manufacturing has designed and installed custom DirectView LED Screen frames for two of those installations.

We believe that Direct View LED is disruptive to the current front projection paradigm and offers several benefits to exhibitors and filmmakers which we believe will drive demand for these systems in the years to come. While LED displays have been around for years (e.g., the giant displays in virtually every sports arena), the constant miniaturization of this technology has now made cinema exhibition possible. Direct View LED screens utilize a technology that is an alternative to the century-old streaming of projector light thrown onto screens; the LED screen is more akin to a giant television screen, and its use renders the projection booth unnecessary. These emissive displays can deliver dramatically improved contrast for a dynamic image range substantially in excess of projection capabilities. Also, LED is ideal for displaying High Dynamic Range (HDR) which we believe is the main video aesthetic enhancement used to boost audience experience in cinemas. Since the LED consumes no power when they are switched off to ‘illuminate’ black, this saves on electricity versus the always-on energy of laser projection or xenon lamps. LED panels can also last up to 100,000 hours or 15 years, whereas projectors have a lifespan of barely half that.

Strategic acquisitions of complementary products and technologies.

Our first acquisition was the acquisition of Caddy Products LLC (“Caddy”) which closed effective January 1, 2019. Their markets include cinema, sports, grocery, performing arts, worship and retail industries. Products include patented cup holders and trays built into luxury cinema seats, cinema step and aisle lighting, cups, trays, and advertising displays used in large sports arenas. Caddy products are protected by 21 active and 6 pending patents.

We will continue to evaluate our targeted acquisition strategy based on several factors, including profitability, enhancement of the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas.

Sales and Marketing

We market and sell directly to theater exhibitors, and through certain domestic and international value-added resellers. We have developed ongoing customer relationships with a large portion of the theater owners in the United States and a number of the major theater owners internationally. Our sales and marketing staff principally develop business by maintaining regular personal contact with our established customer relationships, including conducting site visits. In our sales and marketing efforts, we emphasize our value proposition of providing the broadest range of products and services delivered by our experienced technical service teams, which provides a significant resource to our clients in managing the complexities of digital technology in the cinema exhibition industry. Our sales and marketing professionals have extensive experience with our product and service offerings and have long-term relationships throughout the industry.

Our top ten customers accounted for approximately 37% and 48% of net revenues for the years ended June 30, 2023 and 2022, respectively. Trade accounts receivable from these customers represented approximately 19% and 48% of net receivables at June 30, 2023 and 2022, respectively. No customer accounted for more than 10% of the Company’s revenue for the years ended June 30, 2023 and 2022. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Manufacturing and Assembly

MiT has 28,000 square feet of office, warehouse and in-house manufacturing/assembly space in Southern California, which is home to our corporate offices, engineering, distribution, integration as well as service and support divisions. A global network of service partners and OEM manufacturers augments our primary location.

We develop, manufacture, design and assemble the key elements of the theatrical systems we offer. Proprietary components are either manufactured in house or provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom pedestals, enclosures, racks and specialized lighting and control equipment. Fabrication of most other parts and sub-assemblies is subcontracted to a group of third-party suppliers. We believe our significant suppliers will continue to supply quality products in quantities sufficient to satisfy our needs. We inspect all parts and sub-assemblies, complete the final assembly and then subject the system to comprehensive testing individually prior to shipment.

We believe that our quality control procedures and the quality standards for the products we distribute or service have contributed significantly to our reputation for high performance and reliability. The inspection of incoming materials and components as well as the testing of all of our products during various stages of the sales and service cycle are key elements of this program.

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our engineering capabilities and research and production techniques.

Backlog

Our sales backlog at June 30, 2023 was approximately $12.02 million, which represented orders currently planned to be shipped substantially by January 31, 2024. Backlog at June 30, 2022 was $10.03 million. All open orders at June 30, 2022, except one for approximately $0.2 million due to customer deferral, were fulfilled in year ended June 30, 2023.

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

Employees

We employed 32 full-time personnel as of June 30, 2023. We are not a party to any collective bargaining agreement.

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

The COVID-19 pandemic had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries.

Through 2020 and 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

On September 7, 2022, Regal Cinema’s (our customer) parent company, Cineworld, filed for bankruptcy protection due to the slow recovery following the effects of COVID on the industry resulting in a canceled order. On August 1, 2023, Cineworld emerged from bankruptcy.

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

Our top ten customers accounted for approximately 37% and 48% of net revenues for the years ended June 30, 2023 and 2022, respectively. Trade accounts receivable from these customers represented approximately 19% and 48% of net receivables at June 30, 2023 and 2022, respectively. No customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2023 or 2022. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Our success depends on our ability to maintain our brand. If events occur that damage our brand, our business and financial results may be harmed.

Our business, results of operations and prospects depend, in part, on our ability to maintain the value of our brand and reputation for providing high quality products and services. Maintaining, promoting, and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high-quality products and services. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

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

At June 30, 2023, our sales backlog was approximately $12.02 million, which represented orders to be shipped substantially by January 2024. We list signed contracts for theater construction or refurbishing for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed agreements that are expected to be recognized as revenue in the future and includes initial fees along with the value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of our customers with which we have signed contracts may complete theatrical construction or refurbishing systems that are included in our backlog. This could adversely affect our future revenues and cash flows. In addition, customers with obligations in backlog sometimes request that we agree to modify or reduce such obligations, which we have agreed to in the past under certain circumstances. Customer requested delays in the construction or refurbishing of theaters in backlog remain a recurring and unpredictable part of our business. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers had temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects.

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

The Company sells internationally thru existing domestic customers. Still, our international operations are exposed to the following risks, several of which are out of our control:

●	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;
●	preference for locally-branded products, and laws and business practices favoring local competition;
●	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;
●	import and export license requirements, tariffs, taxes and other barriers;
●	costs of customizing products for foreign countries;
●	increased difficulty in managing inventory;
●	less effective protection of intellectual property; and
●	difficulties and costs of staffing and managing foreign operations.

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

Growing and operating our business will require significant cash outlays, capital expenditures and commitments. We have utilized cash on hand and cash generated from operations as sources of liquidity. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through equity or debt financing, to fund our growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing depend upon market conditions. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations. In the event of a sustained market deterioration, and continued revenue declines, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

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

The expansion of our business has placed a significant strain on our limited managerial, operational, and financial resources. We have been and will continue to be required to expand our operational and financial systems significantly and to expand, train and manage our work force to manage the expansion of our operations. Our future success will largely depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the digital cinema industry. Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successfully attract and retaining qualified personnel on a timely basis, on competitive terms or at all. To date we have had to limit the engagement of critical management and other key personnel due in part to limited financial resources. If we are not successful in attracting and retain these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results will be materially adversely affected.

We depend on our founders, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.

We depend on the diligence, skill, judgment, business contacts and personal reputations of our founders, executive officers and other key personnel. In addition, certain of our officers have built highly regarded reputations in the digital cinema industry, and they aid in attracting and identifying opportunities and negotiating for us with large and institutional clients. As we continue to grow, our success will largely depend on our ability to attract and retain qualified personnel in all business areas. We may be unable to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with our planned growth.

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

The occurrence of the global COVID-19 pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2023 have been and our projected financial and operating results for fiscal 2024 will be adversely affected.

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

The occurrence of the global COVID-19 pandemic has resulted in, and such other events could result in, among other things, operational disruptions, or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. The occurrence of the global COVID-19 pandemic has caused, and these factors could also cause, consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences have had and could in the future have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Our business could be adversely affected by entertainment content provider labor disputes, strikes and shutdowns.

From time to time, entertainment content providers can have labor disputes, strikes and shutdowns that curtail the production and release of entertainment content featured at the cinema venues that we support. A lack of entertainment content at our customer cinema venues results in revenues losses at the cinema and may impact our customer’s ability to continue with existing or new venue upgrades using our products and services. A lack of entertainment content featured at the cinema venues that we support as a result entertainment content providers labor disputes, strikes and shutdowns could ultimately have an adverse effect on our financial condition and results of operations.

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

Our directors and executive officers beneficially owned, in the aggregate, approximately 31.6% of our outstanding capital stock as of September 22, 2023. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our certificate of incorporation whether to issue additional Common Stock and preferred stock, including to itself, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This concentration of ownership may also have the effect of delaying or preventing a third party from acquiring control of our company which could adversely affect the price of our Common Stock.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our shares of Common Stock being less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such securities may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will cease to be an “emerging growth company” upon the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2023 due to the material weaknesses described below.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2023 and 2022, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

For a discussion of our remediation plan, see Item 9A “Controls and Procedures”. The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate this weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters is located in Fountain Valley, California, and covers 28,000 square feet pursuant to an operating lease that expires in 2024 at a monthly rental of $14,000. We also lease an additional 13,000 square foot warehouse facility in Fountain Valley pursuant to an operating lease that expires in 2024 at a monthly rental of $11,000.

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

Holders

As of September 26, 2023, there were 12 holders of record of our Common Stock.

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

Issuer’s Purchases of Equity Securities

On March 23, 2023, the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding Common Stock over the next 12 months. . For the year ended June 30, 2023, the Company repurchased a combined total of 272,620 share representing 2.55% of the 10,685,778 outstanding shares at the end of June 30, 2023 at an average price of $1.111 per share.

During three months ended June 30, 2023, the Company repurchased 225,153 shares of the Company’s Common Stock, as follows:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
May 1 - June 30, 2023	225,153	$1.13	$225,153	$697,000
Total	225,153	$1.13	$225,153	$697,000

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of June 30, 2023. We have adopted a 2019 Omnibus Incentive Stock Plan (the “2019 Plan”) and on February 24, 2022, at the annual meeting, the stockholders of the Company approved an amendment increasing the number of stock-based awards available for issuance under the 2019 Plan from 750,000 shares to 1,500,000 shares. Further information about the 2019 Plan, refer to Item 11. “Executive Compensation - 2019 Omnibus Incentive Stock Plan.”

(c)
Number of
securities
remaining
	(a)	(b)	available
	Number of	Weighted-	for future
	securities	average	issuance
	to be issued	exercise	under equity
	upon	price per	compensation
	exercise of	share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	250,000	1.10	1,220,000
Equity compensation plans not approved by stockholders	—	—	—
Total	250,000	1.10	1,220,000

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

Overview

We are a key provider of technology, products, and services to movie theater operators and sports and entertainment venues.

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

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the year ended June 30, 2022 have been retroactively revised to reflect the consolidation of MiT, Inc. and MiT LLC. All inter-company transactions and balances between MiT Inc. and MiT, LLC have been eliminated.

Factors affecting our performance

Effect of COVID-19 global pandemic. The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

In April 2022, the Company entered into an Asset Purchase Agreement with QSC, LLC to purchase an aggregate of $1.5 million of inventory from QSC, LLC. This asset purchase agreement was not within the Company's normal policy of acquiring small amounts of inventory, however management viewed this purchase as a strategic opportunity to improve its gross margins and expand its strategy of enabling under-served communities to enjoy the movie going experience and as such entered into this transaction.

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

Results of Operations

Year ended June 30, 2023 compared to year ended June 30, 2022

Net sales

Year Ended June 30,
(in 000’s)
2023	2022
$20,207	$18,351

Net revenues increased 10.1% to $20.21 million for the year ended June 30, 2023 from $18.35 million for the prior fiscal year primarily due to the recovery from the impact of COVID-19 on the exhibition industry. Backlog at June 30, 2023 was approximately $12.02 million, which represented orders currently planned to be shipped substantially by January 31, 2024. Backlog at June 30, 2022 was $10.03 million. All open orders at June 30, 2022, except one for approximately $0.2 million due to customer deferral, were fulfilled in the fiscal year 2023.

Gross Profit

Year Ended June 30,
(in 000’s),
2023	2022
$5,310	$4,461

Gross profit increased 19.0% to $5.31 million or by $0.85 million for the year ended June 30, 2023 from $4.46 million for the prior fiscal year. As a percentage of total revenues, gross margin increased to 26.3% for the year ended June 30, 2023 from 24.3% for the prior year. The increase in gross margin as a percentage of revenues was driven primarily by product mix, as higher margin parts and services revenues such as the QSC LLC purchases made up a larger percentage of total revenues.

Research and Development

Year Ended June 30,
(in 000’s)
2023	2022
$261	$238

The increase in research and development expense was primarily associated with the impact of COVID-19 I in 2022. We expect research and development expense and headcount to increase as a percentage of sales in the future as we continue to increase product development on our green product line, SaaS (software as a service) products, LED screen support systems, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Year Ended June 30,
(in 000’s)
2023	2022
$6,070	$5,985

2023 Selling, General and Administrative expense increased by a negligible $85,000 or 1% compared to 2022 as the Company controlled its spending in 2023.

Impairment of Long Term Assets

Year Ended June 30,
(in 000’s)
2023	2022
$954	$—

During the year ended June 30, 2023 the Company impaired Goodwill, Intangible and Note Receivable assets totaling $0.954 million. Due to a decline in Caddy revenues in the year ended 2023, the customer relations Intangible and Goodwill assets incurred an impairment charge. The Company incurred no impairment costs during the year ended June 30, 2022.

Interest and Other Expense/(Income)

Year Ended June 30,
(in 000’s)
2023	2022
$(177)	$(417)

The Company realized investment income including dividends and interest earned in 2023 compared to investment losses in 2022. To reduce volatility in investments and assure stable returns, the Company liquidated its marketable securities portfolio in March 2023 and placed the proceeds into a savings account. In 2022, the $(0.24) million unrealized loss was offset by $(0.71) million in PPP loan forgiveness for a net $(0.42) million.

Net Loss

Year Ended June 30,
(in 000’s)
2023	2022
$(1,798)	$(1,345)

Net loss of $(1.80) million for the year ended June 30, 2023 compared to a net loss of $(1.35) million for the prior year increased by $(0.45) million. This net loss increase was largely due to the 2023 $(0.95) million Impairment of Long Term Assets, stock option expense of $(0.27) million in 2023 offset by higher gross margin of $0.85 million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $11.24 million. Our cash balance at June 30, 2023 was approximately $6.62 million, as compared to $2.34 million at June 30, 2022. Our short-term investments balance at June 30, 2023 was $0.00 million compared to the $4.36 million short-term investment balance at June 30, 2022 as the Company sold its investments in March 2023.

In response to uncertainties associated with the COVID-19 pandemic, we took significant steps to preserve cash and remain in a strong competitive position for when the crisis subsided. Throughout 2020 to 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.27 million for year ended June 30, 2023 including the operating loss of $(1.80) million. Other sources of cash provided included accounts receivable, recovery of bad debts, non-cash impairment and amortization expense, non-cash option expense, and a decline in prepaid expense totaling $2.82 million. Other uses of cash included a realized loss on investments, inventory increases to support the increased sales and related increases in accounts payable and lease liability totaling $(0.75) million. Net cash used in operating activities was $3.39 million for the year ended June 30, 2022, due to the operating loss combined with, the non-cash gain on forgiveness of debt and net changes in working capital items of approximately $0.20 million. The net change in working capital was primarily due to a decrease in accounts payable and prepaid and other, offset by a decrease in accounts receivable and an increase in customer deposits.

Cash Flows from Investing Activities

Net cash provided by investing activities was $(4.31) million for the year ended June 30, 2023. This was comprised primarily of marketable securities investment sales. Net cash used by investing activities was $(4.96) million for the year ended June 30, 2022 was comprised predominately of sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was ($0.30) million for the year ended June 30, 2023 due the stock buyback program. Net cash provided by financing activities of $9.41 million for the year ended June 30, 2022 was due to proceeds received from the IPO, less payments on notes payable and our line of credit.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 37% and 48% of net revenues for the years ended June 30, 2023 and 2022, respectively. Trade accounts receivable from these customers represented approximately 19% and 48% of net receivables at June 30, 2023 and 2022, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our contractual obligations consist principally of leasing equipment and facilities under operating leases. The future estimated payments under these arrangements are summarized below:

(in 000’s)
Total
Operating leases	Payments
2024	302
2025	154
Total future lease payments	$456

There were no other material contractual obligations other than inventory, property and production and computer equipment purchases in the ordinary course of business.

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

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. During the fiscal year ended June 30, 2023, inflation increased to levels not seen since the 1980’s. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies and expects to do so in the future.

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

Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provisions for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of difference between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the difference are expected to reverse. The effects on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at June 30, 2023 due to material weaknesses in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2023 due to the material weaknesses described below.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2023 and 2022, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

Changes in Internal Control over Financial Reporting

Other than as described below, during the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

To address identified material weaknesses, we have continued the process of instituting a number of accounting processes and procedures. The Company hired a seasoned financial executive consultant as Chief Financial Officer. The CFO has also undertook the training of our senior and accounting personnel in the requirements of being a public company. The Company has engaged an external consulting source to assist in remediation.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, there can be no assurance that we will be able to timely remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Attestation Report

As an emerging growth company, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Executive Officers and Directors:

Name	Age	Title

Executive Officers and Directors:
Phil Rafnson	76	President, Chief Executive Officer and Chairman of the Board
Jose Delgado	60	Executive Vice President, Sales and Marketing
Bevan Wright	54	Executive Vice President, Operations
William Greene	67	Chief Financial Officer
Katherine D. Crothall, Ph.D.	74	Director
John C. Stiska	81	Director
Scott Anderson	69	Director

Key Personnel:
David Richards	67	Senior Vice President, Engineering
Thomas Lipiec	60	Senior Vice President, Sales and Customer Service
Frank Tees	49	Vice President, Technical Sales & Support

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

William F. Greene has been our Interim Chief Financial Officer since January 23, 2023 and following the passing of prior CFO Mike Sherman in November 2022. William Greene was appointed as full-time Chief Financial Officer effective April 20, 2023. Mr. Greene, is the founder of William Greene Consulting, established in 2001, which provides financial consulting services for private and public companies, preparing financial reports and providing comprehensive financial forecasting, CFO level strategy business planning and cash flow reviews, SEC compliance and investor relations management. Mr. Greene's experience includes serving as the chief financial officer for AscentX Medical Inc. from 2015 to 2017, serving as a consultant to the chief financial officer of Pepperball Technologies, Inc. from 2009 to 2010, and serving as the chief financial officer for Surge Global Energy from 2006 to 2008. Mr. Greene holds a Bachelor of Science degree in Business Administration with a focus on accounting from California State University Dominguez Hills.

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

Thomas Lipiec has been our Senior Vice President, Sales & Customer Service since shortly after the Company’s founding in 2003. Mr. Lipiec has over 32 years of professional experience in the cinema industry. Mr. Lipiec’s career began by occupying several positions at various cinema exhibitors. He later obtained engineering positions at Lucasfilm/THX and was the Director of the post-production division of THX Ltd. Additionally, he was the Vice President of Business Development at Constellation 3D. Mr. Lipiec’s involvement with Lucasfilm included collaborations with Skywalker Sound and ILM, etc. These specific technical efforts gained him 2 movie credits for Star Wars: Episode I and Star Wars: Episode II (D.C. & DVD).

Frank Tees has been our Vice President, Technical Sales & Support since 2011. Mr. Tees started his cinema career in 1989, serving in most aspects of theater exhibition with Krikorian Premiere Theaters. He spent the past 15 years with the world’s largest exhibitor, Regal Entertainment Group, and since 2002 has been Director of Technical Services for the Southwest Region. He managed a team of technicians in preparation, installation and service of film and digital cinema equipment for 1000 screens in Southern California, Hawaii, Nevada and Arizona. Mr. Tees has extensive training on 3D and standard DLP and Sony projection systems and practical experience installing them in an integrated and networked environment. Mr. Tees also managed Regal’s technical training program and developed preventative maintenance and tracking guidelines to service systems according to their warranty.

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

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. The board of directors may also establish other committees from time to time to assist our company and the board of directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, NYSE American and SEC rules and regulations, as applicable. Each committee’s charter is available on our website at www.movingimagetech.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 30, 2023, except that William Greene did not timely file a Form 3 and a Form 4 reporting for one transaction and each of John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson did not timely file a Form 4 for one option award and one stock award.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 30, 2023.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

				All Other
	Fiscal			Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)		Total ($)

Philip Rafnson(1)	2023	$176,600	$—	$—		$176,600
President and Chief Executive Officer	2022	$156,000	$—	$50,000	(1)	$206,000

Jose Delgado	2023	$233,730	$23,373	—		$257,103
Executive Vice President, Sales and Marketing	2022	$235,392	$30,000	—		$265,392

Bevan Wright	2023	$233,730	$23,373	—		$257,103
Executive Vice President, Operations	2022	$235,392	$30,000	—		$265,392
(1)	In July 2021, the Company paid a discretionary $50,000 in relation to providing personal guarantees for debt financing.

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

The Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.

2019 Incentive Stock Plan

We have adopted a 2019 Omnibus Incentive Stock Plan (the “Plan”). On February 14, 2022, our stockholders approved an amendment increasing the number of stock-based awards available for issuance under the Company’s Plan from 750,000 shares to 1,500,000 shares. At June 30, 2023, an aggregate of 1,150,000 shares of our Common Stock are reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates.

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

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended June 30, 2023.

	Fees
	Earned
	or Paid	Option	Stock
	in Cash	Awards	Awards	Total
Name	($)	($)(1)(2)	($)(3)	($)
Katherine D. Crothall, Ph.D.	$8,400	$55,000	$11,000	$74,400
John C. Stiska	$30,800	$55,000	$11,000	$96,800
Scott Anderson	$79,376	$55,000	$11,000	$145,376
(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 1 - Business Activity And Summary Of Significant Accounting Policies” to our consolidated financial statements for the year ended June 30, 2023.

(2) On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson.

(3) On May 26, 2023, the Board of Directors granted 30,000 shares consisting of 10,000 shares each to John Stiska, Katherine Crothall and Scott Anderson at a price of $1.10. The Company recorded $33,000 in stock compensation expense.

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

Applicable percentage ownership is based on 10,685,778 shares of Common Stock outstanding at September 22, 2023.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Shares		%
Named Executive Officers and Directors
Phil Rafnson	2,074,828	(1)	19.4%	%
Bevan Wright	600,630		5.6
Jose Delgado	511,503		4.8
William Greene	100,000	(2)	*
Katherine D. Crothall, Ph.D.	66,667	(3)	*
John C. Stiska	50,000	(2)	*
Scott Anderson	50,000	(2)	*
All executive officers, directors as a group (7 persons)	3,453,628		31.6%

* Indicates ownership of less than 1%
(1)	Represents shares held by Sound Management Investors, LLC, an entity wholly-owned and controlled by Mr. Rafnson.
(2)	Represents shares underlying stock options.
(3)	Includes option to purchase 50,000 shares of common stock.
(4)	The table amounts exclude 10,000 shares of stock each for Katherine D. Crothall, John C. Stiska and Scott Anderson that have been granted been not yet issued.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All amounts due to Caddy by the Company further to the acquisition of Caddy were personally guaranteed by Phil Rafnson, our Chairman of the Board. In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors in relation to these personal guarantees provided in conjunction with financing Company debt. See Note 9 - Debt of the Notes to the Company’s Consolidated Financial Statements.

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

Director Independence

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) served as our independent registered public accounting firm from 2018 until April 12, 2022. CohnReznick’ s last completed review of the Company’s consolidated financial statements was for the quarter ended December 31, 2021. On April 21, 2022, the Company engaged Haskell & White LLP (“H&W”) as our independent registered public accounting firm to review the Company’s consolidated financial statements for the quarter ended March 31, 2022 and to audit the Company’s financial statements for the year ended June 30, 2023. H&W’s address is 300 Spectrum Center Drive, Suite 300, Irvine, CA 92618 and its PCAOB firm ID number is 200.

The following table provides information regarding the fees billed to us by CohnReznick and H&W in the fiscal years ended June 30, 2023 and 2022. All fees described below were approved by the Audit Committee:

	For the fiscal years ended June 30
	2023	2022
Audit Fees - CohnReznick (1)	$39,375	$301,943
Audit Fees – H&W (1)	200,645	35,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$240,020	$336,943
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

June 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Moving iMage Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moving iMage Technologies, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California
September 27, 2023

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2023	2022
Assets
Current Assets:
Cash	$6,616	$2,340
Marketable securities - current	—	4,363
Accounts receivable, net	905	1,762
Inventories, net	4,419	4,033
Prepaid expenses and other	451	864
Total Current Assets	12,391	13,362
Long-Term Assets:
Marketable securities – long-term	—	325
Right-of-use asset	415	—
Property and equipment, net	28	22
Intangibles, net	480	839
Goodwill	—	287
Other assets	16	16
Total Long-Term Assets	939	1,489
Total Assets	$13,330	$14,851

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,507	$1,583
Accrued expenses	618	655
Customer deposits	3,169	3,158
Lease liability–current	280	—
Unearned warranty revenue	26	18
Total Current Liabilities	5,600	5,414

Long-Term Liabilities:
Lease liability–non-current	151	—
Deferred rent	—	22
Total Long-Term Liabilities	151	22
Total Liabilities	5,751	5,436
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,685,778 and 10,828,398 shares issued and outstanding at June 30, 2023 and 2022, respectively	—	—
Additional paid-in capital	12,462	12,500
Accumulated deficit	(4,883)	(3,085)
Total Stockholders’ Equity	7,579	9,415
Total Liabilities and Stockholders’ Equity	$13,330	$14,851

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022
Net sales	$20,207	$18,351
Cost of goods sold	14,897	13,890
Gross profit	5,310	4,461

Operating expenses:
Research and development	261	238
Selling and marketing	2,630	2,389
General and administrative	3,440	3,596
Impairment of long-term assets	954	—
Total operating expenses	7,285	6,223
Operating loss	(1,975)	(1,762)
Other expenses (income)
Unrealized loss on marketable securities	—	242
Realized (gain)/loss on marketable securities	(38)	6
PPP loan forgiveness	—	(705)
Interest expense and other income, net	(139)	40
Total other expense (income)	(177)	(417)
Net loss	$(1,798)	$(1,345)

Weighted average shares outstanding: basic and diluted (Note 5)	10,922,710	10,577,994
Net loss per common share basic and diluted	$(0.16)	$(0.13)

*See Note 3

The accompanying notes are an integral part of these consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of June 30, 2021	5,666,667	$—	$1,011	$(1,740)	$(729)

Shares of common stock issued for cash in IPO, net of issuance costs	4,830,000	—	11,244	—	11,244

Cashless exercise of warrants	139,611	—	—	—	—

Cashless exercise of underwriter warrants	192,120	—	—	—	—

Grant of options for services	—	—	245	—	245

Net loss	—	—	—	(1,345)	(1,345)

Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415

Issuance of stock to employees	130,000	—	153	—	153

Grant of options to officer and board members	—	—	113	—	113

Share buyback and cancellation	(272,620)	—	(304)	—	(304)

Net loss	—	—	—	(1,799)	(1,799)

Balance as of June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:

Net loss	$(1,798)	$(1,345)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	—	(705)
Provision for doubtful accounts	389	(218)
Depreciation expense	9	19
Amortization expense	96	96
Impairment expense	550	—
ROU amortization	244	(3)
Stock option compensation expense	146	245
Unrealized loss on investments	—	242
Realized (gain) loss on investments	(38)	6
Changes in operating assets and liabilities
Accounts receivable	868	(1,090)
Inventories, net	(386)	(2,499)
Prepaid expenses and other	413	348
Accounts payable	(76)	(328)
Accrued expenses	83	42
Unearned warranty revenue	8	(16)
Customer deposits	11	1,819
Lease liabilities	(250)	—
Net cash provided by operating activities	269	(3,387)
Cash flows from investing activities
Sales of marketable securities	12,395	641
Purchases of marketable securities	(7,669)	(5,577)
Purchases of property and equipment	(15)	(20)
Advances on notes receivable	(400)	—
Net cash provided by (used in) investing activities	4,311	(4,956)

Cash flows from financing activities
Net proceeds from initial public offering	—	11,244
Payments on notes payable	—	(1,241)
Payments on line of credit	—	(590)
Stock Buyback	(304)	—
Net cash provided by (used in) financing activities	(304)	9,413

Net increase in cash	4,276	1,070
Cash, beginning of the year	2,340	1,270
Cash, end of the year	$6,616	$2,340
Non-cash investing and financing activities:
Issuance of stock to employees	$(153)	$—
Right-of-use assets from ASC842 adoption	$681	$—

Reclassification of IPO related costs from other assets to equity	$—	$1,116

Cash paid during the period:
Interest	$—	$40

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

The transaction was accounted for as a merger of entities under common ownership in accordance with generally accepted accounting principles in the United States of America. This determination was primarily based on the facts that, immediately before and after the transaction: (i) MiT LLC owners owned a substantial majority of the voting rights in the combined company, (ii) MiT LLC designated a majority of the members of the initial board of directors of the combined company, and (iii) MiT LLC’s senior management holds all key positions in the senior management of the combined company. As a result, the historical financial statements of MiT LLC and MiT Inc. for the year ended June 30, 2022 have been retroactively revised to reflect the consolidation of MiT Inc. and MiT LLC. All inter-company transactions and balances between MiT Inc. and MiT LLC have been eliminated.

The consolidated statements of stockholders’ equity for the years ended June 30, 2022 have been retroactively revised to give effect of the change in reporting entity accounting of MiT Inc. and MiT LLC.

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

Through 2020 and 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2023, the Company sold all of its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure is no longer needed for the period ended June 30, 2023.

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

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the year ended June 30, 2023, the Company recognized $0.954 million in impairments. See the additional discussion in Note 7 below. There were no impairments recognized for the years ended June 30, 2022.

Deferred Offering Costs: The Company capitalized certain legal, accounting and other third-party fees that were directly associated with its IPO as deferred offering costs (non-current) until such financings were consummated.

As of June 30, 2021, $1,116,000 of deferred offering costs were capitalized in other assets. After completion of the IPO in July 2021, these costs were recorded in the consolidated statement of stockholders’ equity as a reduction of the proceeds received from the offering.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2023 and 2022, the allowance for bad debts is approximately $127,000 and $138,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2023 and 2022, inventory on hand was comprised primarily of finished goods ready for sale. As of June 30, 2023 and 2022, the inventory reserve was $584,000 and $434,000, respectively.

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

Management considers the U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent. Factors considered include whether the Company is the primary obligor, has risks and rewards of ownership, and bears the risk that a customer may not pay for the products provided or services performed. If there are circumstances where the above criteria are not met, revenues recognized are presented net of cost of goods sold.

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Other than accounts receivable, there were no other contract assets as of June 30, 2023 or 2022.

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

	June 30,
Contract Liabilities	2023	2022
Customer deposits	$3,169,460	$3,157,578
Unearned Revenue	25,589	18,263
Customer refunds	138,645	20,193
Total	$3,333,694	$3,196,034

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

	For the years ended
Disaggregation of Revenue (in 000’s):	June 30, 2023	June 30, 2022
Equipment upon delivery (point in time)	$19,730	$18,063
Installation (point in time)	412	288
Software and services (over time)	65	—
Total revenues	$20,207	$18,351

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and performance conditions are satisfied.

Revenue from installation is recognized upon completion of installation project and performance obligation is complete.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year. Services revenues are generally recognized over time as the contracts are performed. There was $65K in software revenues during the years ended June 30, 2023 and none in 2022.

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

Advertising Costs: Advertising costs of approximately $24,000 in 2023 and $18,000 for 2022 are expensed as incurred within selling and marketing expenses.

Goodwill and Intangible Assets: Goodwill as of June 30, 2023 and 2022 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill and intangible asset impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it’s more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

In June 2023, the Company conducted its annual impairment assessment and determined that the carrying value of the Caddy goodwill and customer relationships intangible assets had declined. Accordingly, the Company impaired $0.287 million in goodwill and $0.263 million in the customer intangible asset. Total intangibles were $0.480 million as of June 30, 2023 compared to $0.839 million as of June 30, 2022.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price or other impairment triggers. Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. For the year ended June 30, 2022. In 2023, the Company recognized $263,000 in intangible asset impairments. There were no intangible asset impairments recognized for the year ended June 30, 2022.

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

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2023 and 2022, the Company has established a warranty reserve of $53,000 and $55,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	June 30,
	2023	2022
Product warranty liability beginning of period	$55	$29
Accruals for warranties issued	162	60
Change in estimates	—	—
Settlements made	(164)	(34)
Product warranty liability end of the period	$53	$55

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

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2022 the Company recognized Right of Use Assets in the amount of $665,000 and a lease liability of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 13. .

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard was adopted beginning July 1, 2022.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” effective for fiscal years beginning after December 15, 2021, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this standard on July 1, 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The Company shall adopt this standard beginning July 1, 2023. Management does not expect the adoption of ASU 2016-13 to have a material impact on its financial position and results of operations upon adoption.

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

In March 2023, the Company sold all of its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure is no longer needed as of June 30, 2023.

As of June 30, 2022, the Investments were as follows:

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

NO

NOTE 3 — SNDBX AGREEMENTS

On April 25, 2023, the Company entered into a Letter Agreement, subject to definitive agreements, with The Five Agency, LLC (“The Five Agency”). The Five Agency operates gaming leagues at various theaters, cinemas, movie theaters, entertainment complexes and auditoriums, and provides league structures, hosts, management, supervision, coordination with game publishers, marketing and marketing assets for leagues and events under the brand SNDBX. The Five Agency and the Company jointly designed the equipment package that will be used for that purpose. Pursuant to the Letter Agreement, the Company agreed to lend The Five Agency $300,000 (the “Loan”), which will be provided in two equal installments as further described below, and The Five Agency will form a separate Florida corporation, SNDBX, INC ("SNDBX"), to conduct that business. As a portion of the consideration

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SNDBX AGREEMENTS (continued)

payable to MiT under the Loan, upon the formation of SNDBX, The Five Agency will cause SNDBX to issue the Company 5% of the equity of SNDBX, which will be issued to MiT regardless of whether the second $150,000 advance conditions described below are satisfied by The Five Agency or SNDBX. Plus, the Company has the right to participate in any and all future capital and debt offerings by SNDBX.

Pursuant to the terms of the Loan, on April 25, 2023, and subject to the satisfaction of the conditions described in the Letter Agreement, the Company extended an initial loan of $150,000 to The Five Agency with interest at 10% per annum payable each year commencing on May 1, 2024 with principal due on May 1, 2026. The Loan is secured by the Patents (as defined below). The Company also agreed to advance an additional $150,000 upon the request of The Five Agency upon satisfying certain customary conditions, such as execution of definitive agreements and board and other approvals, and completing the following conditions by May 31, 2023:

(i.)	The parties have entered into an exclusive supply and marketing agreement requiring The Five Agency or SNDBX to purchase greater than $3 million of equipment systems from the Company by April 30, 2026 (the “Supply Agreement”). After satisfying the requirement to purchase $3.0 million, the Supply Agreement will be non-exclusive;

(ii.)	SNDBX will be formed with The Five Agency granted 95% of the common stock and the Company granted 5% of the common stock;

(iii.)	The initial $150,000 loan will be disbursed pursuant to an agreed upon budget; and

The Company has the right to appoint an advisory board member, who will be approved by The Five Agency, and will have board observation rights for any formal board meetings of The Five Agency and SNDBX until April 30, 2026 or until the Loan is paid in full, whichever comes later.

The Company and either The Five Agency or SNDBX will be co-owners of the equipment patents (the “Patents”) and will share the costs. The Five Agency will apply for Patents on or before April 30, 2024 and after expiration of the Supply Agreement in three years, either party may sell equipment to others with the Company entitled to a reasonable royalty rate equal to a percentage the net sales. In the event of a transfer of the co-owned Patent rights, the Company will automatically become the sole owner of the Patents.

On June 6, 2023, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”), with SNDBX, INC. ("SNDBX") pursuant to which SNDBX issued and sold an unsecured convertible promissory note (the “Note”) to the Company for the principal amount of $100,000.

The Note matures on June 5, 2024, (the “Maturity Date”) and accrues simple interest at an annual rate of 5%, payable at any time on or after the Maturity Date. At the Company’s election the Note (including accrued interest) is convertible into stock of SNDBX having the same rights and privileges of stock owned by the founders of SNDBX (the “Founders Shares”) at any time on or after the Maturity Date at a conversion price of $5,000 per Founders Share, or twenty (20) SNDBX Founders Shares.

SNDBX may repurchase ten (10) of the twenty (20) Founders Shares at any time during the two (2) year period after the date of the Note’s conversion, for an aggregate repurchase price of $500,000. If SNDBX exercises such repurchase option, $100,000 of the repurchase price is due and payable on the date of such election, and the remaining $400,000 is paid in installments of $100,000 annually thereafter on such date. The Purchase Agreement contains customary representations and warranties.

The following events constitute an event of default under the Note: (i) SNDBX’s failure to pay timely any of the principal amount due under the Note on the date the same becomes due and payable or any unpaid accrued interest or other amounts due under the Note on the date the same becomes due and payable; (ii) SNDBX files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SNDBX AGREEMENTS (continued)

makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing; or (iii) an involuntary petition is filed against SNDBX (unless such petition is dismissed or discharged within 90 days under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee or assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of SNDBX. Upon an event of default, the Note will accelerate and all principal and unpaid accrued interest will become due and payable.

The Note and the Founders Shares underlying the Note have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

On June 30, 2023, the Company determined the Notes Receivable balance of $0.400 million was unrealizable due to SNDBX delays and execution risk and fully reserved the balance. The $0.400 million is included within impairment expense.

NOTE

NOTE 4 - SHARE BUYBACK

On March 23, 2023 the Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the period of March 24 through March 31, 2023, the Company repurchased 47,467 shares of the Company’s stock. During the period of May 18 through May 31, 2023, the Company repurchased an additional 225,153 shares of the Company’s stock. For the year ended June 30, 2023, the Company repurchased a combined total of 272,620 share representing 2.55% of the 10,685,778 outstanding shares at the end of June 30, 2023 at an average price of $1.111 per share.

			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be Purchased
	Total Number	Average Price	Part of Publicly	Under the Plans
	of Shares	Paid per	Announced Plans	or Programs
Period	Purchased	Share	or Programs	(in thousands)
March 23, 2023 – March 31, 2023	47,467	$1.025	47,467	$951
May 18, 2023 - June 30, 2023	225,153	1.130	225,153	697
Total	272,620	$1.111	272,620	$697

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LOSS PER SHARE

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

Dollars in Thousands	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2023	2022
Numerator:
Net loss	$(1,798)	$(1,345)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,922,710	10,577,994

Loss per share
Basic and diluted	$(0.16)	$(0.13)

The following securities were excluded from the calculation of diluted loss per share in each year because their inclusion would have been anti-dilutive:

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2023	2022
Options	250,000	150,000
Warrants	—	—
Total potentially dilutive shares	250,000	150,000

For the years ended June 30, 2023 and 2022, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	June 30,
	2023	2022
Production equipment	$308	$307
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	60	47
Other equipment	120	120
Total	746	732
Accumulated depreciation	(718)	(710)
Net property and equipment	$28	$22

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY AND EQUIPMENT (continued)

Depreciation expense related to property and equipment was $9,000 in 2023 and $19,000 in 2022, with $0 and $9,000 included in cost of goods sold and $9,000 and $10,000 in general and administrative expense, respectively

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$609	$361
Patents	20 years	70	14	56
Trademark	20 years	78	15	63
		$1,118	$638	$480

The following table summarizes the Company’s intangible assets as of June 30, 2022 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$257	$713
Patents	20 years	70	10	60
Trademark	20 years	78	12	66
		$1,118	$279	$839

For the years ended June 30, 2023, amortization expense was $358,000 consisting of recurring annual $95,000 expense and the impairment charge of $263,000 – see Note 1. For the year ended June 30, 2022, amortization expense was $96,000. Amortization expense is included in general and administrative expense.

Goodwill’s impairment was $287,000 and $0 for the years ended June 30, 2023 and 2022, respectively, and are included in general and administrative expenses. Estimated amortization expense related to intangible assets subject to amortization at June 30, 2023 in each of the five fiscal years subsequent to June 30, 2023, and thereafter is as follows (amounts in thousands):

2024	$59
2025	59
2026	59
2027	59
Thereafter	244
Total	$480

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,
	2023	2022
Employee compensation	$180	$519
Accrued warranty	53	55
Customer refund	139	—
Legal fees	56	—
Freight	29	—
Sales tax	27	—
Others	134	81
Total	$618	$655

NOTE 9 — DEBT

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

There was no outstanding debt arrangement or debt balance as of June 30, 2023.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of June 30, 2023, the Plan provided for the issuance of up to 1,220,000 stock-based awards available to grant under the Plan at June 30, 2023.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2023, had a grant-date fair value of $1.10 per share. The Company recognized compensation expense for stock option awards of approximately $113,000 during the year ended June 30, 2023. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

On March 6, 2023, the Board of Directors (the “Board”) of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for the Board of Director and Officer option grants during the year ended June 30, 2023:

	Director	Officer
	Options	Options

Risk-free interest rate	3.92%	3.86%
Expected volatility	82.0%	82.0%
Dividend yield	—%	—%
Expected option term in years	5	7

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of June 30, 2023 and 2022 and changes during the years ended June 30, 2023 and 2022 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2021	—	$—
Granted during the year	150,000	3.00
Exercised during the year	—	—
Terminated/Expired during the year	—	—
Balance, July 1, 2022	150,000	$3.00
Granted during the year	250,000	1.10
Exercised during the year	—	—
Cancelled during the year	(150,000)	(3.00)
Balance, June 30, 2023	250,000	$1.10

The following table summarizes the outstanding stock options at June 30, 2023:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd. Avg, Life	Exercise Price
$1.10	250,000	9.0 years	$1.10

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock warrants as of June 30, 2023 and 2022 and changes during the years ended June 30, 2023 and 2022 are presented below.

		Wtd. Avg.
		Exercise
	Warrants	Price
Balance, July 1, 2021	236,667	$2.76
Granted during the year	241,500	3.75
Exercised during the year	(331,731)	3.28
Terminated/Expired during the year	(146,436)	3.21
Balance, June 30, 2022	—	$—
Granted during the year	—	—
Exercised during the year	—	—
Terminated/Expired during the year	—	—
Balance, June 30, 2023	—	$—

In July 2021, warrants were exercised on a cashless basis resulting in the issuance of 139,611 shares of common stock.

In April 2022, underwriter warrants were exercised on a cashless basis resulting in the issuance of 192,120 shares of common stock.

There was no warrant activity during the year ended June 30, 2023.

NOTE 11 — INCOME TAXES

The following table summarizes deferred tax assets and liabilities as of the date of the Exchange Agreement and through June 30, 2023:

	Deferred		Existing valuation allowance
	Tax Assets	Deferred Tax Liabilities	Prior to business combination	Net Position
Deferred tax assets	$1,443	$—	$—	$1,443
Deferred tax liabilities	—	112	—	112
Valuation allowance	—	—	(1,555)	(1,555)
Total MiT Inc. June 30, 2023	$1,443	$112	$(1,555)	$—

Deferred tax assets	$910	$—	$—	$910
Deferred tax liabilities	—	(18)	—	(18)
Valuation allowance	—	—	(892)	(892)
Total MiT Inc. June 30, 2022	$910	$(18)	$(892)	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

	Deferred Tax Assets (Liabilities)
	June 30, 2023	June 30, 2022
Inventory reserve	$163	$122
Accumulated depreciation	(5)	(6)
Accumulated goodwill amortization	(13)	(12)
Accumulated intangible amortization	130	8
Unrealized loss on investments	68	68
Deferred rent	4	6
Warranty reserve	7	5
Stock compensation	68	68
Net operating loss carryforward	1,097	594
Allowance for doubtful accounts	36	39
Net	1,555	892
Valuation allowance	(1,555)	(892)
Total	$—	$—

The income tax expense differs from the amount computed by applying the statutory income tax rates to the loss before income tax. The following table shows the reasons for these differences:

	2023	2022
Net loss before tax	$(1,798)	$(1,345)
United States corporate tax rate	21%	21%
Tax Benefit at statutory rate	378	282
Differences due to:
State taxes	156	119
PPP Loan Forgiveness	—	210
Other, permanent differences	(235)	46
Change in valuation allowance	(299)	(657)
Income Tax (Benefit) Expense	$—	$—
Effective Tax Rate	(0)%	(0)%

At June 30, 2023 the Company has approximately $3,381,000 of U.S. Federal and State NOL carryforwards, which will be available for future use to offset taxable income.

The Company recognized a valuation allowance of $1,555,000 and $892,000 as of June 30, 2023 and 2022, respectively, as all U.S. Federal and state deferred tax assets have been determined to be not more likely than not realizable. Management does not believe that it had any significant uncertain tax positions at June 30, 2023 and 2022, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

NOTE 12 — RELATED PARTY TRANSACTIONS

In July 2021, the Company provided a discretionary $50,000 payment to the Company’s CEO and Chairman of the Board of Directors for personal guarantees provided in conjunction with financing company debt. See Note 7 - Debt.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: No customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2023. No customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2022.

One customers accounted for 14% of accounts receivable at June 30, 2023. Three customers accounted for 18%, 16% and 10% of accounts receivable at June 30, 2022.

Vendors: For the year ended June 30, 2023, the two largest vendors provided 20% and 15%, respectively, of the Company’s purchases. For the year ended June 30, 2022, the two largest vendors provided 18% and 13%, respectively, of the Company’s purchases.

On June 30, 2023, one vendor accounted for 20% of accounts payable at June 30, 2023. At June 30, 2022, the one vendor accounted for 39% of accounts payable balance.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. . Under ASC 842, at contract inception the Company determined whether the contract is or contains a lease and whether the lease should be classified as on operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our condensed consolidated balance sheet.

The Company’s executive office and warehouse lease agreements are classified as operating leases. The lease agreements, as amended, expire on January 31, 2025 and do not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms. The aggregate rent expense was $287,000 and $281,000 for the year ended June 30, 2023 and 2022, respectively.

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments at June 30, 2023 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2024	$302
2025	154
Total future minimum lease payments	$456
Less imputed interest (at 8%)	(25)
Present value of operating lease payments	$431

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2023:

Assets	(in thousands)
ROU assets-net	$415

Liabilities
Current operating lease liabilities	$280
Long-term operating lease liabilities	151
Total ROU liabilities	$431

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2023 through September 27 2023, the date these consolidated financial statements were available to be issued.

EXHIBIT INDEX

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Incorporation, as amended	S-1/A	333-234159	3.1	10/1/20
3.2	Bylaws	S-1/A	333-234159	3.2	10/1/20
3.3	Amendment No. 1 to the Amended and Restated Bylaws	8-K	001-40511	3.1	3/10/23
4.1	Form of Common Stock Certificate	S-1/A	333-234159	4.1	2/21/20
4.2	Description of Securities					✓
10.1	Form of Indemnity Agreement between the Company and its directors and officers	S-1/A	333-234159	10.2	2/21/20
10.2†	2019 Omnibus Incentive Plan	S-1/A	333-234159	10.3	10/11/19
10.2(a)†	Amendment No. 1 to 2019 Omnibus Incentive Plan	S-8	333-266822	99.1(a)	8/12/22
10.2(b)†	Form of Stock Option Award Agreement	S-1/A	333-234159	10.3(a)	10/11/19
10.2(c)†	Form of Restricted Stock Award Agreement	S-1/A	333-234159	10.3(b)	10/11/19
10.2(d)†	Form of Restricted Stock Unit Agreement	S-1/A	333-234159	10.3(c)	10/11/19
10.3	Asset Purchase Agreement dated April 21, 2022 between Moving iMage Technologies, Inc. and QSC, LLC	8-K	001-40511	10.1	4/26/22
10.4†	Interim CFO Engagement Agreement, dated January 19, 2023, between the Company and William Greene	8-K	001-40511	10.1	1/24/23
10.5	Letter Agreement between Moving iMage Technologies, Inc. and The Five Agency dated April 25, 2023	10-Q	001-40511	10.1	5/15/23
10.6	Convertible Note Purchase Agreement dated June 6, 2023	8-K	001-40511	10.1	6/12/23
21.1	List of Subsidiaries	10-K	001-40511	21.1	9/28/22
23.1	Consent of Haskell & White LLP					✓
24	Power of Attorney (included on signature page)					✓
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS

The following financial statements from the Company’s Report on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fountain Valley, State of California, on September 27, 2023.

Moving iMage Technologies, Inc.

By:	/s/ Phil Rafnson
Phil Rafnson
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phil Rafnson and William Greene, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date

/s/ Phil Rafnson	President, Chief Executive Officer and Chairman of the Board	September 27, 2023
Phil Rafnson	(Principal Executive Officer)

/s/ William Greene	Chief Financial Officer	September 27, 2023
William Greene	(Principal Financial and Accounting Officer)

/s/ Katherine D. Crothall, Ph.D.	Director	September 27, 2023
Katherine D. Crothall, Ph.D.

/s/ John C. Stiska	Director	September 27, 2023
John C. Stiska

/s/ Scott Anderson	Director	September 27, 2023
Scott Anderson