Form 10-Q
period 2023-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2023-11-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 10,685,778 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2023	2023
	(unaudited)
Assets
Current Assets:
Cash	$6,408	$6,616
Accounts receivable, net	2,042	905
Inventories, net	4,752	4,419
Prepaid expenses and other	248	451
Total Current Assets	13,450	12,391
Long-Term Assets:
Right-of-use asset	349	415
Property and equipment, net	26	28
Intangibles, net	466	480
Other assets	16	16
Total Long-Term Assets	857	939
Total Assets	$14,307	$13,330

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,912	$1,507
Accrued expenses	843	618
Customer deposits	2,153	3,169
Lease liability–current	288	280
Unearned warranty revenue	12	26
Total Current Liabilities	6,208	5,600

Long-Term Liabilities:
Lease liability–non-current	76	151
Total Long-Term Liabilities	76	151
Total Liabilities	6,284	5,751
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,685,778 and 10,685,778 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	—	—
Additional paid-in capital	12,467	12,462
Accumulated deficit	(4,444)	(4,883)
Total Stockholders’ Equity	8,023	7,579
Total Liabilities and Stockholders’ Equity	$14,307	$13,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
	(unaudited)
Net sales	$6,635	$5,852
Cost of goods sold	4,816	4,293
Gross profit	1,819	1,559

Operating expenses:
Research and development	67	66
Selling and marketing	542	610
General and administrative	826	835
Total operating expenses	1,435	1,511
Operating profit	384	48
Other income (expense)
Unrealized loss on marketable securities	—	(140)
Realized loss on marketable securities	—	(23)
Interest and other income, net	55	20
Total other income (expense)	55	(143)

Net profit/(loss)	$439	$(95)

Weighted average shares outstanding: basic and diluted (Note 3)	10,685,778	10,928,724
Net profit/(loss) per common share basic and diluted	$0.04	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands except for share amounts)

Three months ended September 30, 2023

				Retained Earnings
	Common Stock		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance as of June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

Grant of options to officer	—	—	5	—	5
Net income	—	—	—	439	439
Balance as of September 30, 2023	10,685,778	$—	$12,467	$(4,444)	$8,023

Three months ended September 30, 2022

				Retained Earnings
	Common Stock		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415
Issuance of stock to employees	130,000	—	153	—	153
Net loss	—	—	—	(95)	(95)

Balance as of September 30, 2022	10,958,398	$—	$12,653	$(3,180)	$9,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:

Net profit/(loss)	$439	$(95)
Adjustments to reconcile net profit/(loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1	3
Depreciation expense	3	2
Amortization expense	14	24
ROU amortization	66	(5)
Stock option compensation expense	5	—
Unrealized loss on investments	—	140
Realized loss on investments	—	23
Changes in operating assets and liabilities
Accounts receivable	(1,138)	9
Inventories, net	(333)	(887)
Prepaid expenses and other	203	425
Accounts payable	1,405	1,597
Accrued expenses	225	28
Unearned warranty revenue	(14)	28
Customer deposits	(1,016)	(1,312)
Lease liabilities	(67)	—
Net cash used in operating activities	(207)	(20)
Cash flows from investing activities
Sales of marketable securities	—	493
Purchases of marketable securities	—	(517)
Purchases of property and equipment	(1)	(2)
Net cash used in investing activities	(1)	(26)

Net decrease in cash	(208)	(46)
Cash, beginning of the year	6,616	2,340
Cash, end of the year	$6,408	$2,294
Non-cash investing and financing activities:
Issuance of stock to employees	$—	$153
Right-of-use assets from ASC842 adoption	$—	$681

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

Throughout 2020 and 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of September 30, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and with the disclosures and risk factors presented therein. The June 30, 2023 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2024.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities: In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure are no longer needed for the period ended September 30, 2023 and June 30 , 2023.

The carrying amounts of accounts receivable, accounts payable, and notes payable approximate fair value due to their short maturities.

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the year ended June 30, 2023, the Company impaired $(0.287) million in Goodwill, $(0.363) million in Intangible assets and $(0.304) in Note Receivables. There were no impairments recognized for the period ended September 30, 2023.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for bad debts. Management determines the allowance for bad debts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of September 30, 2023 and June 30, 2023 the allowance for bad debts is approximately $128,000 and $127,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of September 30, 2023 and June 30, 2023, the inventory reserve was $647,000 and $584,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Contract liabilities consist of customer refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended September 30, 2023 included $1.982 million for revenue recognized that was included in contract liability as of July 1, 2023.

Contract Liabilities ($ in Thousands)	September 30, 2023	June 30, 2023
Customer deposits	$2,153	$3,169
Unearned warranty revenue	12	26
Customer refunds	383	139
Total contract liabilities	$2,548	$3,334

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

	For the three months ended
Disaggregation of Revenue (in 000’s):	September 30, 2023	September 30, 2022
Equipment upon delivery (point in time)	$6,557	$5,714
Installation (point in time)	60	126
Software and services (over time)	18	12
Total revenues	$6,635	$5,852

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs Advertising costs were approximately $3,400 and $6,700 for the three months ended September 30, 2023 and 2022, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

Goodwill and Intangible Assets: The Company had no Goodwill as of September 30, 2023 and June 30, 2023. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. On July 1, 2022, the Company adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. As such, the Company’s goodwill impairment test includes a one-step qualitative impairment test whereby a goodwill impairment loss will be measured as the excess of a reporting units carrying amount over its fair value. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

Goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a decline in the stock price.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months months ended September 30, 2023 or 2022.

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at June 30, 2023 and September 30, 2023 (in thousands):

	Deferred Tax Assets (Liabilities)
	September 30, 2023	June 30, 2023
Inventory reserve	$181	$163
Accumulated depreciation	(6)	(5)
Accumulated goodwill amortization	67	(13)
Accumulated intangible amortization	129	130
Unrealized loss on investments	—	68
Deferred rent	4	4
Warranty reserve	3	7
Stock compensation	68	68
Net operating loss carryforward	974	1,097
Allowance for doubtful accounts	36	36
Net	1,456	1,555
Valuation allowance	(1,456)	(1,555)
Total	$—	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2022 the Company recognized Right of Use Assets in the amount of $665,000 and a lease liability of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 9.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of September 30, 2023 and June 30, 2023, the Company has established a warranty reserve of $61,000 and $53,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	September 30,	June 30,
	2023	2023
Product warranty liability beginning of period	$53	$55
Accruals for warranties issued	61	162
Change in estimates	-	-
Settlements made	(53)	(164)
Product warranty liability end of the period	$61	$53

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

The Company adopted the new pronouncement on July 1, 2023. The allowance for credit losses has been adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, Management has estimated an allowance for expected credit losses on trade receivables. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods.

Management has assessed that the adoption of ASU 2016-13 has had no impact on its September 30, 2023 10-Q consolidated financial statements. Due the Management’s continuing ability to obtain 90% of contract value in up-front customer deposits, MIT’s risk is only the remaining 10% of the customer’s contract value. The combined effect of up-front customer deposits, prompt collection of trade receivables and application of historical aging criteria has resulted in minimal bad debts and allowances for doubtful accounts.

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

Dollars in Thousands	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Numerator:
Net profit/(loss)	$439	$(95)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,685,778	10,928,724

Profit/(loss) per share
Basic and diluted	$0.04	$(0.01)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Options	250,000	150,000
Warrants	—	—
Total potentially dilutive shares	250,000	150,000

For the three months ended September 30, 2023 the Company had net income and the three months ended June 30, 2023 had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2023	2023
Production equipment	$308	$308
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	61	60
Other equipment	120	120
Total	747	746
Accumulated depreciation	(721)	(718)
Net property and equipment	$26	$28

Depreciation expense related to property and equipment was $2,500 of which $2,100 is included in cost of goods and $400 in general and administrative expense. For the three months ended September 30, 2022, depreciation expense related to property and equipment was $2,000, of which $0 is included in cost of goods sold and $2,000 in general and administrative expense.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$621	$349
Patents	20 years	70	15	55
Trademark	20 years	78	16	62
		$1,118	$652	$466

NOTE 5 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of June 30, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$609	$361
Patents	20 years	70	14	56
Trademark	20 years	78	15	63
		$1,118	$638	$480

Amortization expense was $14,000 and $24,000 for the three months ended September 30, 2023 and 2022, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2023 in each of the five years subsequent to September 30, 2023, and thereafter is as follows (amounts in thousands):

2024	$44
2025	59
2026	59
2027	59
Thereafter	245
Total	$466

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,
	2023	2022
Employee compensation	$238	$180
Accrued warranty	61	53
Customer refund	383	139
Legal fees	1	56
Freight	20	29
Sales tax	87	27
Others	53	134
Total	$843	$618

NOTE 7 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of September 30, 2023, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at September 30, 2023.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2023, had a grant-date fair value of $1.10 per share. The Company recognized compensation expense for stock option awards of approximately $113,000 during the year ended June 30, 2023. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive. The Company recognized $5,000 in compensation expense for stock options during the three months ended September 30, 2023.

On March 6, 2023, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

At September 30, 2023, there was no unrecognized compensation cost related to nonvested stock option awards and no option grants during the period.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended September 30, 2023. The following weighted average assumptions were used for option grants during the three months ended June 30, 2023:

	Director	Officer
	Options	Options

Risk-free interest rate	3.92%	3.86%
Expected volatility	82.0%	82.0%
Dividend yield	—%	—%
Expected option term in years	5	7

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the period of March 24 through June 30, 2023, the Company repurchased 272,620 of the Company’s stock representing 2.55% of the 10,685,778 outstanding

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

shares at the end of June 30, 2023 at an average price of $1.11 per share. There were no share repurchases for the three months ended September 30, 2023.

$ in Thousands, except shares and dollar per share amounts

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
March 23, 2023 – June 30, 2023	272,620	$1.11	272,620	$697,000
Total	272,620	$1.11	272,620	$697,000

On July 12, 2022, the Company granted 130,000 shares of common stock, with a fair market value of approximately $153,000, to employees as compensation for previously provided service, which was accrued as of June 30, 2022.

A summary of the status of the Company’s stock options as of September 30, 2023 and changes during the three months ended September 30, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the year	—	—
Exercised during the year	—	—
Cancelled during the year	—	—
Balance, September 30, 2023	250,000	$1.10

A summary of the status of the Company’s stock options as of September 30, 2022 and changes during the three months ended September 30, 2022 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	—	$—
Granted during the period	150,000	3.00
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, September 30, 2022	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at September 30, 2023:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$1.10	250,000	175,000	9.0 years	$1.10

There was no warrant activity during the year ended June 30, 2023 or for the three months ended September 30, 2023.

NOTE 8 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for 15% and 14% of the Company’s sales for the three months ended September 30, 2023.

At September 30, 2023, the amount of outstanding receivables related to the two customers was approximately $612,000.

One customer accounted for approximately 17% of the Company’s sales for the three months ended September 30, 2022. At September 30, 2022, the amount of outstanding receivables related to this customers was zero.

Vendors: Approximately 23% and 20% of the Company’s purchases were provided by two vendors for the three months ended September 30, 2023. Approximately 32% and 14% of the Company’s purchases were provided by two vendors for the three months ended September 30, 2022.

NOTE 9 — LEASE COMMITMENTS AND CONTINGENCIES

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

The Company’s operating lease expense was $73,000 and $68,000 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 9 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments at September 30, 2023 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2024	$227
2025	154
Total undiscounted operating lease payments	$381
Less imputed interest (at 8%)	(17)
Present value of operating lease payments	$364

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2023:

Assets	(in thousands)
ROU assets-net	$349

Liabilities
Current operating lease liabilities	$288
Long-term operating lease liabilities	76
Total ROU liabilities	$364

The Company’s weighted average remaining lease term for its operating leases is 1.50 years.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 10 — SUBSEQUENT EVENTS

On October 2, 2023, the Company entered into a 10b5-1 stock trading plan to facilitate the Company’s previously re-authorized one-year, $1 million share repurchase program announced on March 23, 2023. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S. Securities Exchange Act of 1934. Through June 30, 2023, the Company had repurchased approximately 273,000 shares for $303,000, leaving $697,000 available for future repurchases.

On November 1, 2023, the Company increased CEO Phil Rafnson’s compensation from $150,000 to $200,000 annually.

Management has evaluated events from September 30, 2023 through November 14 2023, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	the potential duration and impact of potential future pandemics and its effect on our business, financial condition, results of operations and cash flows;
●	interruptions or higher prices of products and services from our suppliers;
●	inability to timely introduce new products and services or enhance existing products and services;
●	our dependence on distributors, dealers and resellers to sell and market our products and services, and any failure on our part to maintain and further develop our sales channels;
●	inability to accurately forecast consumer demand for our products and services and adequately manage our inventory;
●	increasing product costs that may cause our operating margins to decline;
●	significant variation in revenues and profitability in a particular quarter as a result of the length, unpredictability and seasonality of our sales and contract fulfillment cycles;
●	significant customers who cease purchasing our products and services at any time;
●	inability ability to maintain our brand;
●	inability to offer high-quality customer support;
●	our ability to successfully address any product liability claims as well as other legal proceedings;

●	our ability to convert all of our backlog into revenue and cash flows;
●	our ability to operate in a highly competitive market;
●	the extent of competitive pricing pressure from our customers;
●	our ability to successfully enter into and operate new lines of business;
●	our ability to successfully acquire other businesses, product lines and technologies and address any problems encountered therewith;
●	our ability to attract and retain highly skilled personnel and to manage our growth with our limited resources effectively;
●	our ability to protect our trademarks and other intellectual property;
●	the impact of security breaches through cyber-attacks, cyber intrusions or otherwise; and
●	the impact of general political, social and economic conditions.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of September 30, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

●	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,
●	Our customers’ adjustments in their order levels,
●	Seasonality in our business, specifically our second fiscal quarter which is traditionally weaker,
●	Changes in our pricing policies or the pricing policies of our competitors or suppliers,
●	The addition or termination of key supplier relationships,
●	The rate of introduction and acceptance by our customers of new products and services,
●	Our ability to compete effectively with our current and future competitors,
●	Our ability to enter into and renew key relationships with our customers and vendors,
●	Changes in foreign currency exchange rates,
●	A major disruption of our information technology infrastructure,
●	Unforeseen catastrophic events such as the COVID-19 pandemic, armed conflict, terrorism, fires, typhoons and earthquakes,
●	A lack of entertainment content caused by entertainment content provider labor disputes, strikes and work shutdowns, and
●	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

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

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Sales

Three Months Ended September 30,
(in 000’s)
2023	2022
$6,635	$5,852

Net sales increased 13.4% to $6.635 million for the three months ended September 30, 2023 from $5.852 million for the three months ended September 30, 2022. In 2023, with more new movie releases compared to prior years theater owners were encouraged to increase theater construction during the three months ended September 30, 2023.

Gross Profit

Three Months Ended September 30,
(in 000’s),
2023	2022
$1,819	$1,559

Along with the revenue increase of 13.4%, gross profit increased 16.7% to $1.819 million for the three months ended September 30, 2023 from $1.559 million for the three months ended September 30, 2022 or an increase of $0.260 million. As a percentage of total revenues, gross profit percentage increased to 27.4% from 26.6%. The Company’s lower cost strategic inventory purchases improved the gross margin percentage. Both the lower cost QSC purchases and the sales of lower cost used and refurbished equipment resulted in higher gross margin percentages.

Research and Development

Three Months Ended September 30,
(in 000’s)
2023	2022
$67	$66

Research and development expense was virtually unchanged for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Selling, General and Administrative Expense

Three Months Ended September 30,
(in 000’s)
2023	2022
$1,368	$1,445

The decrease in selling, general and administrative expense was due primarily to lower consulting, audit, tax and legal compliance costs.

Other Income (Expense)

Three Months Ended September 30,
(in 000’s)
2023	2022
$55	$(143)

The September 30, 2023 to September 30, 2022 change in other income (expense) was primarily due to the $55,000 interest income in the three months ended September 30, 2023 compared to the unrealized marketable securities losses in the three months ended September 30, 2022.

Net Income (Loss)

Three Months Ended September 30,
(in 000’s)
2023	2022
$439	$(95)

Net income was $0.439 million for the three months ended September 30, 2023 compared to net loss of $(0.095) million for the three months ended September 30, 2022 or an improvement of $0.534 million. The increase was due to higher revenues and related gross margin of $0.260 million, lower operating expenses of $0.077 million and higher other income of $0.197 million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at September 30, 2023 was approximately $6.408 million, as compared to $6.616 million at June 30, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $(0.207) million for the three months ended September 30, 2023, primarily due to $(0.735) million in working capital declines offset by the $0.439 million in net income and $0.090 million in other non-cash expenses. The net change in other working capital was primarily due to increases in receivables, inventory and payables and decreases in customer deposits, offset by decreases in prepaid and accrued expenses. The net cash used in operating activities was $(0.020) million for the three months ended September 30, 2022, primarily due to net loss of $(0.095) million offset by net changes in working capital items of $(0.398) million. The net change in working capital was primarily due to increases in inventory and customer deposits offset by lower payables and other items.

Cash Flows from Investing Activities

Net cash used in investing activities was $(0.001) million for the three months ended September 30, 2023, for equipment purchases. Net cash used in investing activities was $(0.026) million for the three months ended September 30, 2022 primarily due to the net result of marketable securities purchases and sales.

Cash Flows from Financing Activities

Net cash used in financing activities was zero for the three months ended September 30, 2023 and September 30, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at September 30, 2023 due to material weaknesses in our internal control over financial reporting as described below.

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2023 and 2022, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded. To improve internal controls, and starting with the three months ended March 31, 2023 and continuing since, Management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and the CFO formally approves month end journal entries.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, the Company there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program and on October 2, 2023, the Company entered into a 10b5-1 stock trading plan to facilitate the repurchase program. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S, Securities Act of 1934. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the period of March 24 through June 30, 2023, the Company repurchased 272,620 of the Company’s at an average price of $1.11 per share. There were no share repurchases for the three months ended September 30, 2023.

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

Date: November 14, 2023

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)