Form 10-Q
period 2023-12-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2024-02-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 13, 2024, there were 10,479,217 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	December 31,	June 30,
	2023	2023

Assets
Current Assets:
Cash	$5,139	$6,616
Accounts receivable, net	1,138	905
Inventories, net	4,459	4,419
Prepaid expenses and other	954	451
Total Current Assets	11,690	12,391
Long-Term Assets:
Right-of-use asset	282	415
Property and equipment, net	35	28
Intangibles, net	451	480
Other assets	16	16
Total Long-Term Assets	784	939
Total Assets	$12,474	$13,330

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,192	$1,507
Accrued expenses	682	618
Customer deposits	3,131	3,169
Lease liability–current	296	280
Unearned warranty revenue	40	26
Total Current Liabilities	5,341	5,600

Long-Term Liabilities:
Lease liability–non-current	—	151
Total Long-Term Liabilities	—	151
Total Liabilities	5,341	5,751
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,576,643 and 10,685,778 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	—	—
Additional paid-in capital	12,371	12,462
Accumulated deficit	(5,238)	(4,883)
Total Stockholders’ Equity	7,133	7,579
Total Liabilities and Stockholders’ Equity	$12,474	$13,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022

Net sales	$3,265	$4,843	$9,900	$10,695
Cost of goods sold	2,506	3,531	7,322	7,824
Gross profit	759	1,312	2,578	2,871

Operating expenses:
Research and development	72	61	139	127
Selling and marketing	628	594	1,170	1,204
General and administrative	889	795	1,716	1,630
Total operating expenses	1,589	1,450	3,025	2,961
Operating loss	(830)	(138)	(447)	(90)
Other income (expense)
Unrealized gain on marketable securities	—	269	—	129
Realized loss on marketable securities	—	(110)	—	(133)
Interest and other income, net	36	25	92	45
Total other income	36	184	92	41

Net income/(loss)	$(794)	$46	$(355)	$(49)

Weighted average shares outstanding: basic and diluted (Note 3)	10,655,686	10,958,398	10,670,732	10,943,561
Net profit/(loss) per common share basic and diluted	$(0.07)	$0.00	$(0.03)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three and Six months ended December 31, 2023

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

Grant of options to officer	—	—	5	—	5

Net income	—	—	—	439	439

Balance as of September 2023	10,685,778	$—	$12,467	$(4,444)	$8,023

Grant of options to officer	—	—	5	—	5

Share buyback and cancellation	(109,135)	—	(101)	—	(101)

Net loss	—	—	—	(794)	(794)

Balance as of December 2023	10,576,643	$—	$12,371	$(5,238)	$7,133

Three and Six months ended December 31, 2022

Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415

Issuance of stock to employees	130,000	—	153	—	153

Net loss	—	—	—	(95)	(95)

Balance as of September 2022	10,958,398	$—	$12,653	$(3,180)	$9,473

Net income	—	—	—	46	46

Balance as of December 2022	10,958,398	$—	$12,653	$(3,134)	$9,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:

Net income/(loss)	$(355)	$(49)
Adjustments to reconcile net profit/(loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4	(17)
Depreciation expense	5	3
Amortization expense	29	48
ROU amortization	133	(4)
Stock option compensation expense	10	—
Realized loss on investments	—	4
Changes in operating assets and liabilities
Accounts receivable	(237)	360
Inventories, net	(40)	(694)
Prepaid expenses and other	(503)	597
Accounts payable	(315)	44
Accrued expenses	64	(125)
Unearned warranty revenue	14	41
Customer deposits	(38)	(913)
Lease liabilities	(135)	—
Net cash used in operating activities	(1,364)	(705)
Cash flows from investing activities
Sales of marketable securities	—	4,088
Purchases of marketable securities	—	(4,144)
Purchases of property and equipment	(12)	(4)
Net cash used in investing activities	(12)	(60)

Cash flows from financing activities
Stock Buyback	(101)	—
Net cash (used in) financing activities	(101)	—

Net decrease in cash	(1,477)	(765)
Cash, beginning of the year	6,616	2,340
Cash, end of the year	$5,139	$1,575
Non-cash investing and financing activities:
Issuance of stock to employees	$—	$153
Right-of-use assets from ASC842 adoption	$—	$681

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

Throughout 2020 and through 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and with the disclosures and risk factors presented therein. The June 30, 2023 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2024.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities: In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure are no longer needed for the period ended December 31, 2023 and June 30, 2023.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the year ended June 30, 2023, the Company impaired $(0.287) million in Goodwill, $(0.363) million in Intangible assets and $(0.304) million in Note Receivables. There were no impairments recognized the three and six periods ended December 31, 2023.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of December 31, 2023 and June 30, 2023 the allowance for credit losses is approximately $131,000 and $127,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of December 31, 2023 and June 30, 2023, the inventory reserve was $785,000 and $584,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer, and when performance conditions are satisfied, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue from agreements with customers. In case agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

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

Contract liabilities consist of customer refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended December 31, 2023 included $1.579 million for revenue recognized that was included in contract liability as of July 1, 2023.

Contract Liabilities ($ in Thousands)	December 31, 2023	June 30, 2023
Customer deposits	$3,131	$3,169
Unearned warranty revenue	40	26
Customer refunds	349	139
Total contract liabilities	$3,520	$3,334

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

	Three Months Ended		Six Months Ended
Disaggregation of Revenue (in 000’s):	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Equipment upon delivery (point in time)	$3,161	$4,717	$9,717	$10,431
Installation (point in time)	87	108	148	234
Software and services (over time)	17	18	35	30
Total revenues	$3,265	$4,843	$9,900	$10,695

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs: Shipping and handling costs are included in cost of goods sold and are recognized as a period expense during the period in which they are incurred.

Advertising Costs: Advertising costs were approximately $6,200 and $3,900 for the three months ended December 31, 2023 and 2022, respectively, and $9,600 and $10,600 for the six months ended December 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months and six months ended December 31, 2023 or 2022.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at December 31, 2023 and December 31, 2022 (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31, 2023	June 30, 2023
Inventory reserve	$220	$163
Accumulated depreciation	(8)	(5)
Accumulated goodwill amortization	65	(13)
Accumulated intangible amortization	128	130
Unrealized loss on investments	—	68
Deferred rent	4	4
Warranty reserve	11	7
Stock compensation	68	68
Net operating loss carryforward	1,197	1,097
Allowance for doubtful accounts	37	36
Net	1,722	1,555
Valuation allowance	(1,722)	(1,555)
Total	$—	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2023 the Company recognized Right of Use Assets in the amount of $665,000 and a lease liability of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 9.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of December 31, 2023 and June 30, 2023, the Company has established a warranty reserve of $64,000 and $53,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	Quarter Ended December 31,	Year Ended June 30,
	2024	2023
Product warranty liability beginning of period	$53	$55
Accruals for warranties issued	93	162
Change in estimates	—	—
Settlements made	(82)	(164)
Product warranty liability end of the period	$64	$53

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

Due to the Management’s continuing ability to obtain 90% of contract value in up-front customer deposits, MIT’s risk is only the remaining 10% of the customer’s contract value. The combined effect of up-front customer deposits, prompt collection of trade receivables and application of historical aging criteria has resulted in minimal bad debts and allowances for doubtful accounts.

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

Dollars in Thousands	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2023	2022	2022
Numerator:
Net profit/(loss)	$(794)	$(355)	$46	$(49)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,655,686	10,670,732	10,958,398	10,943,561

Profit/(loss) per share
Basic and diluted	$(0.07)	$(0.03)	$0.00	$0.00

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2023	2022	2022
Options	—	—	150,000	150,000
Warrants	—	—	—	—
Total potentially dilutive shares	—	—	150,000	150,000

For the three and six months ended December 31, 2023 the Company had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2023	2023
Production equipment	$308	$308
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	72	60
Other equipment	120	120
Total	758	746
Accumulated depreciation	(723)	(718)
Net property and equipment	$35	$28

Depreciation expense related to property and equipment was $3,000 and $1,000 for the three months ended December 31, 2023 and 2022, respectively of which $0 and $0 is included in cost of goods and $3,000 and $1,000 in general and administrative expense, respectively. Depreciation expense related to property and equipment was $5,000 and $3,000 for the six months ended December 31, 2023 and 2022, respectively of which $5,000 and $3,000 in general and administrative expense, respectively.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$634	$335
Patents	20 years	70	15	55
Trademark	20 years	78	17	61
		$1,118	$666	$451

NOTE 5 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of June 30, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$609	$361
Patents	20 years	70	14	56
Trademark	20 years	78	15	63
		$1,118	$638	$480

Amortization expense was $14,000 and $24,000 for the three months ended December 31, 2023 and 2022, respectively, and was $29,000 and $24,000 for the six months ended December 31, 2023 and 2022, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2023 in each of the five years subsequent to December 31, 2023, and thereafter is as follows (amounts in thousands):

2024	$29
2025	59
2026	59
2027	59
Thereafter	245
Total	$451

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	June 30,
	2023	2022
Employee compensation	$190	$180
Accrued warranty	64	53
Customer refund	349	139
Legal fees	—	56
Freight	9	29
Sales tax	10	27
Others	60	134
Total	$682	$618

NOTE 7 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of December 31, 2023, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at December 31, 2023.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2023, had a grant-date fair value of $1.10 per share. The Company recognized compensation expense for stock option awards of approximately $113,000 during the year ended June 30, 2023. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive. The Company recognized $5,000 and $10,000 in compensation expense for stock options during the three months and six months ended December 31, 2023, respectively.

On March 6, 2023, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

At December 31, 2023, there was no unrecognized compensation cost related to nonvested stock option awards and no option grants during the period.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. No options were granted during the three and six months ended December 31, 2023. The following weighted average assumptions were used for option grants during the six months ended December 31, 2022:

	Director	Officer
	Options	Options

Risk-free interest rate	3.92%	3.86%
Expected volatility	82.0%	82.0%
Dividend yield	—%	—%
Expected option term in years	5	7

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the six months ended December 31, 2023, the Company repurchased 109,135 of the Company’s stock at an average price of $0.91 per share. There were no share repurchases for the six months ended December 31, 2022.

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

$ in Thousands, except shares and dollar per share amounts

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
March 23, 2023 – March 31, 2023	47,467	$1.042	$47,467	$951,000
May 18, 2023 - June 30, 2023	225,153	1.130	225,153	696,000
Nov 1, 2023 - Dec 31, 2023	109,135	0.905	109,135	597,000
Total	381,755	$1.062	$381,755	$597,000

On July 12, 2022, the Company granted 130,000 shares of common stock, with a fair market value of approximately $153,000, to employees as compensation for previously provided service, which was accrued as of June 30, 2022.

A summary of the status of the Company’s stock options as of December 31, 2023 and changes during the six months ended December 31, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, December 31, 2023	250,000	$1.10

A summary of the status of the Company’s stock options as of December 31, 2022 and changes during the six months ended December 31, 2022 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	—	$—
Granted during the period	150,000	3.00
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, December 31, 2022	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at December 31, 2023:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$1.10	250,000	175,000	9.0 years	$1.10

There was no warrant activity or warrants outstanding during the year ended June 30, 2023 or for the three and six months ended December 31, 2023 and 2022.

NOTE 8 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for 15% and 10% of the Company’s sales for the three months ended December 31, 2023. Two customers accounted for 15% and 10% of the Company’s sales for the six months ended December 31, 2023.

NOTE 8 — CUSTOMER AND VENDOR CONCENTRATIONS – (continued)

At December 31, 2023, the amount of outstanding receivables related to the two customers was approximately $267,000.

Two customers accounted for approximately 17% and 10% of the Company’s sales for the three months ended December 31, 2022. One customer accounted for approximately 17% of the Company’s sales for the six months ended December 31, 2022.

Vendors: Approximately 11% of the Company’s purchases were provided by one vendor for the three months ended December 31, 2023. Approximately 19% and 17% of the Company's purchases were provided by 2 vendors for the six months ended December 31, 2023. Approximately 17% and 13% of the Company's purchases were provided by two vendors for the three months ended December 31, 2022. Approximately 26% and 13% of the Company's purchases were provided by 2 vendors for the six months ended December 31, 2022.

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

The Company’s operating lease expense was $73,000 and $73,000 for the three months ended December 31, 2023 and 2022, respectively. The Company’s operating lease expense was $147,000 and $141,000 for the six months ended December 31, 2023 and 2022, respectively.

NOTE 9 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments at December 31, 2023 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2024	$152
2025	154
Total undiscounted operating lease payments	$306
Less imputed interest (at 8%)	(10)
Present value of operating lease payments	$296

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2023:

Assets	(in thousands)
ROU assets-net	$282

Liabilities
Current operating lease liabilities	$296
Long-term operating lease liabilities	—
Total ROU liabilities	$296

The Company’s weighted average remaining lease term for its operating leases is 1.0 years.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated events from December 31, 2023 through February 14, 2024, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,
●	Our customers’ adjustments in their order levels,
●	Seasonality in our business, specifically our second fiscal quarter which is traditionally weaker,
●	Changes in our pricing policies or the pricing policies of our competitors or suppliers,
●	The addition or termination of key supplier relationships,
●	The rate of introduction and acceptance by our customers of new products and services,
●	Our ability to compete effectively with our current and future competitors,
●	Our ability to enter into and renew key relationships with our customers and vendors,
●	Changes in foreign currency exchange rates,
●	A major disruption of our information technology infrastructure
●	Unforeseen catastrophic events such as the COVID-19 pandemic, armed conflict, terrorism, fires, typhoons and earthquakes,

●	A lack of entertainment content caused by entertainment content provider labor disputes, strikes and work shutdowns, and

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2023, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Results of Operations

Three months ended December 31, 2023 compared to the three months ended December 31, 2022

Sales

Three Months Ended December 31,
(in 000’s)
2023	2022
$3,265	$4,843

Net sales decreased 32.6% to $3.265 million for the three months ended December 31, 2023 from $4.843 million for the three months ended December 31, 2022. The $(1.578) million sales decline was largely due to the absence of a one-time Covid-19 relief program, the Shuttered Venue Operators Grant or SVOG that ended in 2022. In 2022, the Company’s customers took advantage of the SVOG incentives to invest in their venues and purchased our goods and services. This one-time 2022 event did not repeat in 2023. In a comparable period without SVOG effects, in the three months ended December 31, 2021, sales were $3.419 million. Compared to the three months ended December 31, 2021, the December 31, 2023 sales of $3.265 million declined by $(0.154) million or 4.5%.

Gross Profit

Three Months Ended December 31,
(in 000’s),
2023	2022
$759	$1,312

Along with the revenue decrease of 32.6%, gross profit decreased 42.2% to $0.759 million for the three months ended December 31, 2023 from $1.312 million for the three months ended December 31, 2022 or an decrease of $(0.553) million. As a percentage of total revenues, gross profit percentage decreased to 23.2% from 27.1% as a result of product mix towards lower margin equipment.

Research and Development

Three Months Ended December 31,
(in 000’s)
2023	2022
$72	$61

Research and development expense increased by $0.011 million or 18% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 due to higher compensation expense.

Selling, General and Administrative Expense

Three Months Ended December 31,
(in 000’s)
2023	2022
$1,517	$1,389

The increase in selling, general and administrative expense of $0.126 million or 9.2% was due primarily to higher compensation expense in the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Other Income (Expense)

Three Months Ended December 31,
(in 000’s)
2023	2022
$36	$184

The December 31, 2023 to December 31, 2022 decline of $(0.148) imillion in other income (expense) was primarily due to the lower $0.036 million interest income in the three months ended December 31, 2023 compared to the net unrealized and realized marketable securities gains of $0.184 million in the three months ended December 31, 2022.

Net Income (Loss)

Three Months Ended December 31,
(in 000’s)
2023	2022
$(794)	$46

Net loss was $(0.794) million for the three months ended December 31, 2023 compared to net income of $0.046 million for the three months ended December 31, 2022 or a decline $(0.840) million. The decrease was due to lower revenues $(1.578) million, as a result of the non-recurring 2022 SVOG incentives in 2023, the related lower gross margin impact of $(0.553) million, higher operating expenses of $(0.157) million and lower other income of $(0.130) million.

Six months ended December 31, 2023 compared to the six months ended December 31, 2022

Sales

Six Months Ended December 31,
(in 000’s)
2023	2022
$9,900	$10,695

Net sales decreased $(0.795) million or 7.4% to $9.900 million for the six months ended December 31, 2023 from $10.695 million for the six months ended December 31, 2022. The absence of SVOG incentives in 2023 compared to 2022 and the prolonged SAG-AFTRA strike reduced new movie releases in 2023. As a result, theater owners reduced construction during the six months ended December 31, 2023.

Gross Profit

Six Months Ended December 31,
(in 000’s),
2023	2022
$2,578	$2,871

Along with the revenue decrease of 7.4%, gross profit decreased 10.2% to $2.578 million for the six months ended December 31, 2023 from $2.8719 million for the six months ended December 31, 2022 or a decrease of $(0.293) million. As a percentage of total revenues, gross profit percentage decreased to 26.0% from 26.8%.

Research and Development

Six Months Ended December 31,
(in 000’s)
2023	2022
$139	$127

Research and development expense increased by $0.012 million or 9.4% for the six months ended December 31, 2023 compared to the six months ended December 31, 2022 due to higher compensation expense.

Selling, General and Administrative Expense

Six Months Ended December 31,
(in 000’s)
2023	2022
$2,886	$2,834

The increase in selling, general and administrative expense of $0.052 million or 1.8% was due primarily to higher compensation expense in the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Other Income (Expense)

Six Months Ended December 31,
(in 000’s)
2023	2022
$109	$41

The December 31, 2023 to December 31, 2022 increase of $0.068 million in other income (expense) was primarily due to the higher interest income of $0.109 million in the six months ended December 31, 2023 compared to the net unrealized and realized marketable securities gains of $0.041 million in the six months ended December 31, 2022.

Net Income (Loss)

Six Months Ended December 31,
(in 000’s)
2023	2022
$(355)	$(49)

Net loss was ($0.355) million for the six months ended December 31, 2023 compared to a net loss of $(0.049) million for the six months ended December 31, 2022 or a decline $(0.306) million. The decrease was due to lower revenues $(0.795) million, as a result of the non-recurring 2022 SVOG incentives in 2023, the related lower gross margin impact of $(0.293) million, higher operating expenses of $0.081 million offset by higher other income of $0.068 million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at December 31, 2023 was approximately $5.139 million, as compared to $6.616 million at June 30, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.364) million for the six months ended December 31, 2023, primarily due to $(1.190) million in working capital decreases along with $(0.355) million in net losses and offset by $0.181 million in other non-cash expenses. Within working capital change, the uses of cash of $(1.268) million included changes in receivables, inventory, prepaids, payables and customer deposits. Cash provided by working capital of $0.078 million was due to the changes in accrued expenses and lease liabilities. The net cash used in operating activities was $(0.705) million for the six months ended December 31, 2022, primarily due to net loss of $(0.049) million offset by net changes in working capital items of $(0.656) million. The net change in working capital was primarily due to increases in inventory and decreases in accrued expense and customer deposits offset by reduced receivables and prepaids.

Cash Flows from Investing Activities

Net cash used in investing activities was $(0.012) million for the six months ended December 31, 2023, for equipment purchases. Net cash used in investing activities was $(0.060) million for the six months ended December 31, 2022 primarily due to the net result of marketable securities purchases and sales.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.101 million used to repurchases shares for the six months ended December 31, 2023 and zero for December 31, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at December 31, 2023 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program and on October 2, 2023, the Company entered into a 10b5-1 stock trading plan to facilitate the repurchase program. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S, Securities Act of 1934. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. During the six months ended December 31, 2023, the Company repurchased 109,135 of the Company’s stock at an average price of $0.91 per share. There were no share repurchases for the six months ended December 31, 2022.

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

Date: February 14, 2024

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)