Form 10-Q
period 2024-03-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2024-05-15
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 10,185,370 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31,	June 30,
	2024	2023
	(unauditied)
Assets
Current Assets:
Cash	$5,946	$6,616
Accounts receivable, net	890	905
Inventories, net	4,220	4,419
Prepaid expenses and other	938	451
Total Current Assets	11,994	12,391
Long-Term Assets:
Right-of-use asset	214	415
Property and equipment, net	31	28
Intangibles, net	437	480
Other assets	16	16
Total Long-Term Assets	698	939
Total Assets	$12,692	$13,330

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,457	$1,507
Accrued expenses	747	618
Customer deposits	3,895	3,169
Lease liability–current	224	280
Unearned warranty revenue	52	26
Total Current Liabilities	6,375	5,600

Long-Term Liabilities:
Lease liability–non-current	—	151
Total Long-Term Liabilities	—	151
Total Liabilities	6,375	5,751
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,285,971 and 10,685,778 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	—	—
Additional paid-in capital	12,157	12,462
Accumulated deficit	(5,840)	(4,883)
Total Stockholders’ Equity	6,317	7,579
Total Liabilities and Stockholders’ Equity	$12,692	$13,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Net sales	$3,890	$3,741	$13,790	$14,435
Cost of goods sold	3,214	2,699	10,536	10,523
Gross profit	676	1,042	3,254	3,912

Operating expenses:
Research and development	73	66	212	195
Selling and marketing	547	663	1,717	1,867
General and administrative	705	839	2,421	2,464
Total operating expenses	1,325	1,568	4,350	4,526
Operating loss	(649)	(526)	(1,096)	(614)
Other income (expense)
Unrealized gain on marketable securities	—	81	—	243
Realized loss on marketable securities	—	—	—	(167)
Interest and other income, net	48	21	140	66
Total other income	48	102	140	142

Net income/(loss)	$(601)	$(424)	$(956)	$(472)

Weighted average shares outstanding: basic and diluted (Note 3)	10,436,519	10,956,413	10,593,229	10,947,790
Net profit/(loss) per common share basic and diluted	$(0.06)	$(0.04)	$(0.09)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three and Nine months ended March 31, 2024

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

Grant of options to officer	—	—	5	—	5
Net income	—	—	—	439	439

Balance as of September 30, 2023	10,685,778	$—	$12,467	$(4,444)	$8,023

Grant of options to officer	—	—	5	—	5
Share buyback and cancellation	(109,135)	—	(101)	—	(101)
Net loss	—	—	—	(794)	(794)

Balance as of December 31, 2023	10,576,643	$—	$12,371	$(5,238)	$7,133

Grant of options to officer	—	—	5	—	5
Issuance of stock to directors	18,938	—	13	—	13
Share buyback and cancellation	(260,024)	—	(200)	—	(200)
Share buyback and cancellation for officer	(49,586)	—	(33)	—	(33)
Net loss	—	—	—	(601)	(601)

Balance as of March 31, 2024	10,285,971	$—	$12,157	$(5,840)	$6,317

Three and Nine months ended March 31, 2023

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415
Issuance of stock to employees	130,000	—	153	—	153
Net loss	—	—	—	(95)	(95)

Balance as of September 30, 2022	10,958,398	$—	$12,653	$(3,180)	$9,473

Net income	—	—	—	46	46

Balance as of December 31, 2022	10,958,398	$—	$12,653	$(3,134)	$9,519

Share buyback and cancellation	(47,467)	—	(49)	—	(49)
Net income	—	—	—	(424)	(424)

Balance as of March 31, 2023	10,910,931	$—	$12,604	$(3,557)	$9,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:

Net income/(loss)	$(956)	$(472)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Provision for credit losses	(52)	5
Inventory reserve	433	80
Depreciation expense	9	6
Amortization expense	43	72
ROU amortization	201	—
Stock option compensation expense	15	—
Realized gain on investments	—	(76)
Changes in operating assets and liabilities
Accounts receivable	67	778
Inventories	(234)	(883)
Prepaid expenses and other	(487)	289
Accounts payable	(50)	558
Accrued expenses	129	(6)
Unearned warranty revenue	26	30
Customer deposits	726	(1,066)
Lease liabilities	(207)	—
Net cash used in operating activities	(337)	(685)
Cash flows from investing activities
Sales of marketable securities	—	12,418
Purchases of marketable securities	—	(7,660)
Purchases of property and equipment	(12)	(7)
Net cash provided by (used in) investing activities	(12)	4,751

Cash flows from financing activities
Share Buyback	(334)	(49)
Stock issued for Director expense	13	—
Net cash (used in) financing activities	(321)	(49)

Net increase (decrease) in cash	(670)	4,017
Cash, beginning of the year	6,616	2,340
Cash, end of the year	$5,946	$6,357
Non-cash investing and financing activities:
Issuance of stock to employees	$—	$153
Right-of-use assets from ASC842 adoption	$—	$681

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of the COVID-19 Pandemic: The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world-imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and through 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of March 31, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the management’s current estimates of recovery, it believes it will generate sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of MiT Inc., its wholly owned subsidiary, MiT LLC, and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and with the disclosures and risk factors presented therein. The June 30, 2023 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2024.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities: In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure are no longer needed for the period ended March 31, 2024 and June 30, 2023.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.

Assets and Liabilities Measured on a Non-recurring Basis - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the year ended June 30, 2023, the Company impaired $(0.287) million in Goodwill, $(0.363) million in Intangible assets and $(0.304) million in Note Receivables. There were no impairments recognized in the three and nine month periods ended March 31, 2024.

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

Accounts Receivable: Accounts receivables are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of March 31, 2024 and June 30, 2023 the allowance for credit losses is approximately $75,000 and $127,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of March 31, 2024 and June 30, 2023, the inventory reserve was $1,017,000 and $584,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer, and when performance conditions are satisfied at the customer location, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue from agreements with customers based on equipment shipment dates and when customer location work is completed. In case agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

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

Contract liabilities consist of customer refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the nine months ended March 31, 2024 included $0.999 million for revenue recognized that was included in contract liability as of July 1, 2023.

Contract Liabilities ($ in Thousands)	March 31, 2024	June 30, 2023
Customer deposits	$3,895	$3,169
Unearned warranty revenue	52	26
Customer refunds	370	139
Total contract liabilities	$4,317	$3,334

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

	Three Months Ended		Nine Months Ended
Disaggregation of Revenue ($ in Thousands):	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Equipment upon delivery (point in time)	$3,767	$3,669	$13,484	$14,100
Installation (point in time)	107	60	255	293
Software and services (over time)	16	12	51	42
Total revenues	$3,890	$3,741	$13,790	$14,435

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and when performance conditions are satisfied at the custom location.

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

Advertising Costs: Advertising costs were approximately $13,600 and $8,600 for the three months ended March 31, 2024 and 2023, respectively, and $23,200 and $19,000 for the nine months ended March 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months and nine months ended March 31, 2024 or 2023.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at March 31, 2024 and June 30, 2023 (in thousands):

	Deferred Tax Assets (Liabilities)
	March 31, 2024	June 30, 2023
Inventory reserve	$285	$163
Accumulated depreciation	(7)	(5)
Accumulated goodwill amortization	65	(13)
Accumulated intangible amortization	126	130
Unrealized loss on investments	-	68
Deferred rent	3	4
Warranty reserve	14	7
Stock compensation	68	68
Net operating loss carryforward	1,197	1,097
Allowance for doubtful accounts	42	36
Net	1,793	1,555
Valuation allowance	(1,793)	(1,555)
Total	$—	$—

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of March 31, 2024 and June 30, 2023, the Company has established a warranty reserve of $65,000 and $53,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	Nine Months Ended March 31,	Year Ended June 30,
	2024	2023
Product warranty liability beginning of period	$53	$55
Accruals for warranties issued	178	162
Change in estimates	—	—
Settlements made	(166)	(164)
Product warranty liability end of the period	$65	$53

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

Due to the Management’s continuing ability to obtain 90% of contract value in up-front customer deposits, the Company’s risk is only the remaining 10% of the customer’s contract value. The combined effect of up-front customer deposits, prompt collection of trade receivables and application of historical aging criteria has resulted in minimal bad debts and allowances for credit losses.

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

Dollars in Thousands	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2024	2023	2023
Numerator:
Net income/(loss)	$(601)	$(956)	$(424)	$(472)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,436,519	10,593,229	10,956,413	10,947,790

Profit/(loss) per share
Basic and diluted	$(0.06)	$(0.09)	$(0.04)	$(0.04)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2024	2023	2023
Options	—	—	150,000	150,000
Warrants	—	—	—	—
Total potentially dilutive shares	—	—	150,000	150,000

For the three and nine months ended March 31, 2024 the Company had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2024	2023
Production equipment	$308	$308
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	72	60
Other equipment	120	120
Total	758	746
Accumulated depreciation	(727)	(718)
Net property and equipment	$31	$28

Depreciation expense related to property and equipment was $3,500 and $2,000 for the three months ended March 31, 2024 and 2023, respectively of which $0 and $0 is included in cost of goods and $3,500 and $2,000 in general and administrative expense, respectively. Depreciation expense related to property and equipment was $9,000 and $6,000 for the nine months ended March 31, 2024 and 2023, respectively of which $9,000 and $3,000 in general and administrative expense, respectively.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$647	$323
Patents	20 years	70	16	54
Trademark	20 years	78	18	60
		$1,118	$681	$437

NOTE 5 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of June 30, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$609	$361
Patents	20 years	70	14	56
Trademark	20 years	78	15	63
		$1,118	$638	$480

Amortization expense was $15,000 and $24,000 for the three months ended March 31, 2024 and 2023, respectively, and was $43,000 and $72,000 for the nine months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2024 in each of the years subsequent to March 31, 2024, and thereafter is as follows (amounts in thousands):

2024	$15
2025	59
2026	59
2027	59
Thereafter	245
Total	$437

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	June 30,
	2024	2023
Employee compensation	$231	$180
Accrued warranty	65	53
Customer refund	370	139
Legal fees	-	56
Freight	10	29
Sales tax	11	27
Others	60	134
Total	$747	$618

NOTE 7 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of March 31, 2024, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at March 31, 2024.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which was recognized ratably over the vesting period. On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2023, had a grant-date fair value of $1.10 per share. The Company recognized compensation expense for stock option awards of approximately $113,000 during the year ended June 30, 2023. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive. The Company recognized $5,000 and $15,000 in compensation expense for stock options during the three months and nine months ended March 31, 2024, respectively.

On March 6, 2023, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

At March 31, 2024, there was no unrecognized compensation cost related to nonvested stock option awards and no option grants during the period.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. No options were granted during the three and nine months ended March 31, 2024. The following weighted average assumptions were used for option grants during the nine months ended March 31, 2023:

	Director	Officer
	Options	Options

Risk-free interest rate	3.92%	3.86%
Expected volatility	82.0%	82.0%
Dividend yield	—%	—%
Expected option term in years	5	7

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. The program expired on March 23, 2024 and a new program was established on April 1, 2024 – see Note 10 Subsequent Events for more information. During the nine months ended March 31, 2024, the Company repurchased 418,745 of the Company’s stock at an average price of $0.78 per share.

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

On February 28, 2024, the Company and Joe Delgado, Executive Vice President of Sales (“Joe Delgado”) agreed to sell 49,586 shares of common stock at a price of $0.667 per share (based on the closing stock price as of February 27, 2024) for a total of $33,000, which amount represents satisfaction of Mr. Delgado’s $25,000 outstanding obligation to the Company plus an estimated $8,000 in federal and California state income taxes incurred in connection with the sale. Following the purchase, the shares were cancelled by the Company.

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash on in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. On March 25, 2024, the Company subsequently issued 18,938 shares to its independent directors for director fees earned during the nine months ended March 31, 2024.

$ in Thousands, except shares and dollar per share amounts

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
March 23, 2023 – March 31, 2023	47,467	$1.042	47,467	$951,000
May 18, 2023 - June 30, 2023	225,153	1.130	225,153	696,000
Nov 1, 2023 - Dec 31, 2023	109,135	0.905	109,135	597,000
Jan 1, 2024 - Mar 31, 2024	309,610	0.732	309,610	363,000
Total	691,365	$0.922	691,365	$363,000

On July 12, 2022, the Company granted 130,000 shares of common stock, with a fair market value of approximately $153,000, to employees as compensation for previously provided service, which was accrued as of June 30, 2022.

A summary of the status of the Company’s stock options as of March 31, 2024 and changes during the nine months ended March 31, 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, March 31, 2024	250,000	$1.10

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of March 31, 2023 and changes during the nine months ended March 31, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	—	$—
Granted during the period	150,000	3.00
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, March 31, 2023	150,000	$3.00

The following table summarizes information about outstanding and exercisable stock options at March 31, 2024:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$1.10	250,000	175,000	9.0 years	$1.10

There was no warrant activity or warrants outstanding during the year ended June 30, 2023 or for the three and nine months ended March 31, 2024 and 2023.

NOTE 8 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: one customer accounted for 10% of the Company’s sales for the three months ended March 31, 2024. One customer accounted for 12% of the Company’s sales for the nine months ended March 31, 2024.

At March 31, 2024, the amount of outstanding receivables related to the one customer was approximately $176,000.

One customer accounted for approximately 12% of the Company’s sales for the three months ended March 31, 2023. One customer accounted for approximately 12% of the Company’s sales for the nine months ended March 31, 2023.

Vendors: Approximately 16% and 10% of the Company’s purchases were provided by two vendors for the three months ended March 31, 2024. Approximately 16% and 15% of the Company's purchases were provided by two vendors for the nine months ended March 31, 2024. Approximately 12% and 11% of the Company's purchases were provided by two vendors for the three months ended March 31, 2023. Approximately 22% and 13% of the Company's purchases were provided by two vendors for the nine months ended March 31, 2023.

NOTE 9 — LEASE COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Under ASC 842, at contract inception the Company determined whether the contract is or contains a lease and whether the lease should be classified as on operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our condensed consolidated balance sheets.

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

NOTE 9 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The Company’s operating lease expense was $72,000 and $73,000 for the three months ended March 31, 2024 and 2023, respectively. The Company’s operating lease expense was $218,000 and $214,000 for the nine months ended March 31, 2024 and 2023, respectively.

Future minimum lease payments at March 31, 2024 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2024	$77
2025	154
Total undiscounted operating lease payments	$231
Less imputed interest (at 8%)	(7)
Present value of operating lease payments	$224

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2024:

Assets	(in thousands)
ROU assets-net	$214

Liabilities
Current operating lease liabilities	$224
Long-term operating lease liabilities	—
Total ROU liabilities	$224

The Company’s weighted average remaining lease term for its operating leases is 0.8 years.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 10 — SUBSEQUENT EVENTS

On April 1, 2024, the Board of Directors authorized a new share repurchase program for the repurchase of up to $363,000 worth of shares and will expire at the earlier of June 30, 2024, or when the maximum dollar amount of shares is repurchased. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On May 8, 2024, the Board of Directors authorized a $25,000 payment to CEO Phil Rafnson as part of a pay increase to $250,000 per year from the CEO’s current pay of $200,000, effective as of November 1, 2023.

Management has evaluated events from March 31, 2024 through May 15, 2024, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2023, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

Factors affecting our performance

Effect of COVID-19 global pandemic. The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world-imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact on our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of March 31, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry recovers from the 2023 SAG-AFTRA strike, evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic and SAG-AFTRA strike has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

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

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Sales

Three Months Ended March 31,
(in 000’s)
2024	2023
$3,890	$3,741

Net sales increased 4.0% to $3.890 million for the three months ended March 31, 2024 from $3.741 million for the three months ended March 31, 2023. With fewer movie releases in 2024, theater owners reduced construction during the three months ended March 31, 2024. In response, the Company increased sales by $0.149 million largely with lower margin equipment revenues.

Gross Profit

Three Months Ended March 31,
(in 000’s),
2024	2023
$676	$1,042

While revenue increased, gross profit decreased 35.1% to $0.676 million for the three months ended March 31, 2024 from $1.402 million for the three months ended March 31, 2023 or an decrease of $(0.366) million. As a percentage of total revenues, gross profit percentage decreased to 17.4% from 27.9% due to lower margin seat revenues.

Research and Development

Three Months Ended March 31,
(in 000’s)
2024	2023
$73	$66

Research and development expense increased by $0.007 million or 11% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to higher compensation expense.

Selling, General and Administrative Expense

Three Months Ended March 31,
(in 000’s)
2024	2023
$1,252	$1,502

The decrease in selling, general and administrative expense of $(0.250) million or 16.6% was due primarily to lower legal and public company filing expense as well as lower credit loss reserves in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Income (Expense)

Three Months Ended March 31,
(in 000’s)
2024	2023
$48	$102

Other Income(Expense) was $0.048 million for the three months ended March 31, 2024 compared to Other Income(Expense) of $0.102 million for the three months ended March 31, 2023 or a decline $(0.054) million was primarily due to the higher marketable securities gains in the three months ended March 31, 2023 compared to the fixed interest income in the three months ended March 31, 2024.

Net Income (Loss)

Three Months Ended March 31,
(in 000’s)
2024	2023
$(601)	$(424)

Net loss was $(0.601) million for the three months ended March 31, 2024 compared to net loss of $(0.424) million for the three months ended March 31, 2023 or a decline $(0.177) million. The decrease was due to the lower gross margin of $(0.366) million, offset by lower operating expenses of $0.243 million and lower other income of $(0.054) million.

Nine months ended March 31, 2024 compared to the nine months ended March 31, 2023

Sales

Nine Months Ended March 31,
(in 000’s)
2024	2023
$13,790	$14,435

Net sales decreased $(0.645) million or 4.5% to $13.790 million for the nine months ended March 31, 2024 from $14.435 million for the nine months ended March 31, 2023. The July through November 2023 SAG-AFTRA strike impacted movie production and releases. With fewer movie releases in 2023 and 2024, theater owners reduced construction during the nine months ended March 31, 2024.

Gross Profit

Nine Months Ended March 31,
(in 000’s),
2024	2023
$3,254	$3,912

Along with the revenue decrease of 4.5%, gross profit decreased $(0.658) million or 16.8% to $3.254 million for the nine months ended March 31, 2024 from $3.912 million for the nine months ended March 31, 2023. Due to lower margin product revenues, gross profit percentage decreased to 23.6% for the nine months ended March 31, 2024 from 27.1% for the nine months ended March 31, 2023.

Research and Development

Nine Months Ended March 31,
(in 000’s)
2024	2023
$212	$195

Research and development expense increased by $0.017 million or 8.7% for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 due to higher compensation expense.

Selling, General and Administrative Expense

Nine Months Ended March 31,
(in 000’s)
2024	2023
$4,138	$4,331

The decrease in selling, general and administrative expense of $(0.193) million or 4.5% was due primarily to lower legal and public company filing expense as well as lower credit loss reserves in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Other Income (Expense)

Nine Months Ended March 31,
(in 000’s)
2024	2023
$140	$142

The March 31, 2024 to March 31, 2023 decrease of $(0.002) million in other income (expense) was primarily due to the lower interest income of $0.140 million in the nine months ended March 31, 2024 compared to the net unrealized and realized marketable securities gains of $0.142 million in the nine months ended March 31, 2023.

Net Income (Loss)

Nine Months Ended March 31,
(in 000’s)
2024	2023
$(956)	$(472)

Net loss was ($0.956) million for the nine months ended March 31, 2024 compared to a net loss of $(0.472) million for the nine months ended March 31, 2023 or a decline $(0.484) million. The loss increase was due to lower revenues and related lower gross margin impact of $(0.658) million, lower operating expenses of $0.176 million and lower other income of $(0.002) million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at March 31, 2024 was approximately $5.946 million, as compared to $6.616 million at June 30, 2023.

Cash Flows from Operating Activities

Net cash provided by operating activities was $(0.337) million for the nine months ended March 31, 2024, primarily due to $(0.030) million in working capital decreases along with $(0.956) million in net losses and offset by $0.649 million in other non-cash expenses. Within working capital change, the uses of cash of $(0.978) million included changes in inventory, prepaids, payables and lease liabilities offset by $0.948 million of changes in receivables, accrued expense, unearned warranty revenue and deposits. Net cash used by operating activities was ($0.685) million for the nine months ended March 31, 2023, was primarily due to a net loss of ($0.472) million, $0.087 million in non-cash expenses and ($0.300) million in other working capital balances. The net change in other working capital was primarily due to increases in inventory and payables and decreases in customer deposits, offset by decreases in accounts receivable and prepaid expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $(0.012) million for the nine months ended March 31, 2024, for equipment purchases. Net cash used in investing activities was $(4.751) million for the nine months ended March 31, 2023 was predominantly the result of sales of investments of $4.758 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $(0.334) million used to repurchase shares for the nine months ended March 31, 2024 and $(0.049) for March 31, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at March 31, 2024 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program and on October 2, 2023, the Company entered into a 10b5-1 stock trading plan to facilitate the repurchase program. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S, Securities Act of 1934. The Board’s 12 month repurchase authorization expired on March 23, 2024. During the nine months ended March 31, 2024, the Company repurchased 418,745 of the Company’s stock at an average price of $0.78 per share. There were 47,467 share repurchases for the nine months ended March 31, 2023. On April 1, 2024, the Board reauthorized a 10b5-1 share repurchase program that expires on June 30, 2024.

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

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
*	Filed herewith.
ª	Indicates a management contract or compensatory plan or arrangement.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVING IMAGE TECHNOLOGIES, INC.

Date: May 15, 2024

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)