Form 10-K
period 2024-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2024-09-27
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024

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

☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on December 29, 2023 of $0.945) held by non–affiliates of the registrant was approximately $7.0 million.

As of September 26, 2024, there were 9,896,850 Shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

ITEM 1.BUSINESS

Corporate Overview

The Company was incorporated in June 2020 initially named MiT Acquisition Corporation, which was changed to Moving iMage Technologies, Inc. in September 2020. In connection with our initial public offering, in July 2021, the holders of Moving iMage Technologies, LLC exchanged their interests for shares of the Company resulting in Moving iMage Technologies, LLC to become the Company’s wholly owned subsidiary. Moving iMage Technologies, LLC, commenced operations in September 2003, and its wholly owned subsidiary, MiT Acquisition Co., LLC, acquired all of the assets of Caddy Products in July 2019.

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

Industry and Revenue Drivers

Our Industry

Trends

In 2023, movie releases increased to $9 billion. up from $7.4 billion in 2022 due to higher post- pandemic movie releases. The SAG/AFTRA strikes began in July 2023 and ended in November 2023. New movie production and related releases did not rebound until the summer of 2024.

Convenient and Affordable Form of Out-Of-Home Entertainment.   Movie-going continues to be one of the most affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $10.78 in 2023. Movie theaters continue to draw more people than all theme parks and major U.S. sports combined according to the Motion Picture Association of America.

Increased Importance and Growth of International Markets.   According to the Motion Picture Association of America, international markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for approximately 42% of 2023 total worldwide box office revenues.

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

New Theater Construction.   According to the National Association of Theatre Owners, the number of U.S. movie screens declined from 39,000 in 2024 from 44,000 in 2023 due the lingering impacts of COVID and the SAG/AFTRA strikes. While the strikes ended in November 2023, movie production and related movie releases did not rebound until the summer of 2024.

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

Projection replacements and upgrades.   According to the Motion Picture Association of America, at the end of 2023 there were 39,000 screens in the United States and more than 203,000 elsewhere around the globe, and 96% of the world’s cinema screens are digitized; the conversion to digital cinema began in 2006. According to Film Journal International, (i) the first machines into the market were Series 1 projectors for Digital Light Processing (“DLP”) licensees, (ii) some 20,000 projectors of all brands were installed before Series 2 machines came on the market in mid-2010 and (iii) the assumption for a projector’s life span is 10 years. We estimate that approximately 1,500 Series 1 projectors will need replacement over the next three years as obsolescence sets in and upgrades become the new normal to stay competitive.

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

“Green energy efficient” Products, Lighting Fixtures and Dimmers — We offer a series of in-house designed and assembled lighting products and dimmers designed to reduce energy consumption in cinemas, theaters, and performance venues. LED-based lighting has rapidly become an important aspect of MiT’s product line, offering advantages in efficiency and reduced maintenance, which translate into lower operating costs. We believe our green initiative Architectural LED Fixture (ALF) is the first LED-based 8” downlight luminaire and companion MiT’s M-Series lighting dimmers are specifically designed for commercial cinemas, screening rooms, postproduction facilities, museums, performance venues and meeting spaces. In addition to our LED and dimmer products, MiT offers a number of other “green” products designed for energy efficiency. We offer the DCE-10/20 Demand Controlled Ventilation system which automatically shuts down exhaust fans when not needed. This closed-loop controller is designed to efficiently control projector exhaust, on demand, by managing airflow to prevent the wasting of HVAC conditioned air. MiT’s IS-20 & IS-20d Power Managers power audio and video systems up and down on a controlled schedule, offering savings on wasteful energy consumption during system idle time. This suite of products supports MiT’s green initiatives with an emphasis on energy savings, reliability and value.

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

CineQC provides real-time and after-action reporting, not only in the auditoriums but also throughout the building, maintaining high standards of customer comfort and efficiency. CineQC benefits allow (i) an immediate response to solve minor auditorium problems (volume, lights, masking, audio and video channels as well as air condition temperature), (ii) tasks to be redistributed, lowering operational costs and increasing productivity in different areas while improving presentation and supervision, (iii) staff the ability to turn off the projector lamp if no guests are in the auditorium, generating substantial savings on energy and lamp life, and (iv) a system for management to monitor, in real time, that staff is performing necessary checks on theater operations.

Technical Services

Newly deployed technology across the board requires up to date specification, training, service, and consulting to maintain mission critical equipment. We offer a suite of pre and post deployment services from on-site repair and warranty service to proactive remote monitoring of networked equipment.

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

Our Project Management includes consulting with architects through final fixturing and calibration. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers and can participate in every phase of the process from conceptual design and development to production on most any scale. MiT personnel have designed, specified and installed thousands of commercial cinemas, postproduction, screening and high-end residential rooms and have been involved in the digital cinema conversion rollouts of clients such as AMC, Cinemark, Cinepolis, Cinemex, Reading, Metropolitan, Hollywood, Regal, Syufy, Harkins, and other smaller circuits.

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

We believe that Direct View LED is disruptive to the current front projection paradigm and offers several benefits to exhibitors and filmmakers which we believe will drive demand for these systems in the years to come. While LED displays have been around for years (e.g., the giant displays in virtually every sports arena), the constant miniaturization of this technology has now made cinema exhibitions possible. Direct View LED screens utilize a technology that is an alternative to the century-old streaming of projector light thrown onto screens; the LED screen is more akin to a giant television screen, and its use renders the projection booth unnecessary. These emissive displays can deliver dramatically improved contrast for a dynamic image range substantially in excess of projection capabilities. Also, LED is ideal for displaying High Dynamic Range (HDR) which we believe is the main video aesthetic enhancement used to boost audience experience in cinemas. Since the LED consumes no power when they are switched off to ‘illuminate’ black, this saves electricity versus the always-on energy of laser projection or xenon lamps. LED panels can also last up to 100,000 hours or 15 years, whereas projectors have a lifespan of barely half that.

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

Our top ten customers accounted for approximately 45% and 37% of net revenues for the years ended June 30, 2024 and 2023, respectively. Trade accounts receivable from these customers represented approximately 62% and 19% of net receivables at June 30, 2024 and 2023, respectively. No customer accounted for more than 10% of the Company’s revenue for the years ended June 30, 2024 and 2023. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

We believe that our quality control procedures and the quality standards for the products we distribute, or service have contributed significantly to our reputation for high performance and reliability. The inspection of incoming materials and components as well as the testing of all of our products during various stages of the sales and service cycle are key elements of this program.

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our engineering capabilities and research and production techniques.

Backlog

Our sales backlog at June 30, 2024 was approximately $5.93 million, which represents orders currently planned for March 31, 2025 shipment. Backlog at June 30, 2023 was $12.02 million. All open orders at June 30, 2023 were fulfilled in the year ended June 30, 2024.

Sales backlog typically represents the fixed contracted revenue undersigned theater system installation or upgrade agreements that we believe will be recognized as revenue upon installation/upgrade and acceptance of the associated theater. The dollar value fluctuates depending on the number of new and upgraded theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog includes initial fees along with the estimated value of contractual ongoing fees due over the term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees (contingent fees) in excess of contractual ongoing fees that may be received in the future. We believe that the contractual obligations for theater system installations that are listed in the sales backlog are valid and binding commitments.

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

Some of these complex laws, rules and regulations — for example, those related to environmental, safety and health requirements — may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations require the use of abatement equipment beyond what we currently employ, require the addition or elimination of a material or process to or from our current manufacturing processes, or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products. There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available or be available at reasonable cost.

Employees

We employed 32 full-time personnel as of June 30, 2024. We are not a party to any collective bargaining agreement.

ITEM 1A.RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included or referred to in this Report, before purchasing shares of our Common Stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such a case, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investment.

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

Starting in 2020 and going into 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

General political, social and economic conditions can adversely affect our business.

Demand for our products and services depends to a significant degree on spending in our markets. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box-office and concession revenues, whether as a result of an economic downturn or political or other economic event, commercial exhibitors may be less willing to invest capital in building or refurbishing theaters. Worsening economic and market conditions, downside shocks, economic inflation or a return to recessionary economic conditions could serve to reduce demand for our products and services and adversely affect our operating results. However, the cinema industry has historically shown incredible resilience in such economic downturns, as it remains a regional and affordable out of home experience. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure products to meet our customers’ demands. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

In addition to our in-house sales force, we sell our products and services through distributors, dealers and resellers. As we do not have long-term contracts with most of them, these agreements may be cancelled at any time. Any changes to our current mix of distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. If our distributors, dealers and resellers are not successful in selling our products, our revenue would decrease. Specifically, the shutdowns of local and state economies as a result of the COVID-19 pandemic have and may continue in the future to adversely affect the operations of our dealers and resellers. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new distributors. If we do not maintain our relationship with existing distributors or develop relationships with new distributors, dealers and reseller our ability to grow our business and sell our products and services could be adversely affected, and our business may be harmed.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure an adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, effects of the COVID-19 pandemic and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products and services, our suppliers may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

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

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. In addition, our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. A large part of our business is concerned with new theater builds, which often see substantial delays due to weather, but also financing timing, permits and governmental delays, and other unpredictable problems often associated with large real estate projects. Also, our revenue growth generally is higher during the first and fourth quarters of the fiscal year as the weather improves, the digital cinema market becomes more active, and consumers begin new theater builds or remodels projects. During these periods, we tend to experience increased transaction volume. Conversely, our revenue growth generally slows during the second quarter of the fiscal year, as spending on new theater construction and theater improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in transaction volume also tends to slow during these periods. We expect this seasonality to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, our seasonality trends may vary in the future as we introduce products to new industry verticals, and we become less concentrated in the new theater construction and improvement sector. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time, and we may not be able to adjust our cost structure on a timely basis and our cash flows may suffer.

We are substantially dependent upon significant customers who could cease purchasing our products and services at any time.

Our top ten customers accounted for approximately 45% and 37% of net revenues for the years ended June 30, 2024 and 2023, respectively. Trade accounts receivable from these customers represented approximately 62% and 19% of net receivables at June 30, 2024 and 2023, respectively. No individual customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2024 or 2023. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Our customers depend on our customer support teams to resolve technical and operational issues if and when they arise. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for customer support. Customer demand for support may also increase as we expand the features available in our products. Increased customer demand for customer support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to expand our business customer base, we need to be able to provide efficient and effective customer support that meets our business customers’ needs and expectations globally at scale. The number of our business customers has grown significantly, which puts additional pressure on our support organization. If we are unable to provide efficient and effective customer support, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our margins and the results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell our products and services to existing and prospective customers, our business, results of operations, and financial condition.

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

At June 30, 2024, our sales backlog was approximately $5.93 million, with planned order shipments by March 2025. We list signed contracts for theater construction or refurbishing for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed agreements that are expected to be recognized as revenue in the future and includes initial fees along with the value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of our customers with which we have signed contracts may complete theatrical construction or refurbishing systems that are included in our backlog. This could adversely affect our future revenues and cash flows. In addition, customers with obligations in backlog sometimes request that we agree to modify or reduce such obligations, which we have agreed to in the past under certain circumstances. Customer requested delays in the construction or refurbishing of theaters in backlog remain a recurring and unpredictable part of our business. Specifically, as a result of the effects of the COVID-19 pandemic, a significant number of our customers had temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects.

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

The Company sells internationally through existing domestic customers. Still, our international operations are exposed to the following risks, several of which are out of our control:

●	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;
●	preference for locally branded products, and laws and business practices favoring local competition;
●	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;
●	import and export license requirements, tariffs, taxes and other barriers;
●	costs of customizing products for foreign countries;
●	increased difficulty in managing inventory;
●	less effective protection of intellectual property; and
●	difficulties and costs of staffing and managing foreign operations.

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

The expansion of our business has placed a significant strain on our limited managerial, operational, and financial resources. We have been and will continue to be required to expand our operational and financial systems significantly and to expand, train and manage our workforce to manage the expansion of our operations. Our future success will largely depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the digital cinema industry. Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not successfully attract and retain qualified personnel on a timely basis, on competitive terms or at all. To date we have had to limit the engagement of critical management and other key personnel due in part to limited financial resources. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results will be materially adversely affected.

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

Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our client lists and information and business methods. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. However, we may not adequately protect these rights, and their disclosure to, or use by, third parties may harm our competitive position. Our inability to detect unauthorized use of, or to take appropriate or timely steps to enforce, our intellectual property rights may harm our business.

Also, third parties may claim that our business operations infringe on their intellectual property rights. These claims may harm our reputation, cost us money to defend, distract the attention of our management and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which increases the risk of inadvertent disclosure where the mobile devices are lost or stolen, and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access, to steal information and use it to our disadvantage. Advances in technology, which permit increasingly large amounts of information to be stored on mobile devices or on third-party “cloud” servers, may exacerbate these risks.

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

The occurrence of the global COVID-19 pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in our cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended June 30, 2024 have been and our projected financial and operating results for fiscal 2024 will be adversely affected.

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

From time to time, entertainment content providers can have labor disputes, strikes and shutdowns that curtail the production and release of entertainment content featured at the cinema venues that we support. A lack of entertainment content at our customer cinema venues results in revenues losses at the cinema and may impact our customers’ ability to continue with existing or new venue upgrades using our products and services. A lack of entertainment content featured at the cinema venues that we support as a result entertainment content providers labor disputes, strikes and shutdowns could ultimately have an adverse effect on our financial condition and results of operations.

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

Our directors and executive officers beneficially owned, in the aggregate, approximately 34.9% of our outstanding capital stock as of September 26, 2024. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our certificate of incorporation whether to issue additional Common Stock and preferred stock, including to itself, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This concentration of ownership may also have the effect of delaying or preventing a third party from acquiring control of our company, which could adversely affect the price of our Common Stock.

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

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We incur increased costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. For example, we have adopted additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. This investment may result in increased general and administrative expenses and may divert management’s time and attention from the marketing and sale of our products. We maintain directors’ and officers’ insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, which will increase our insurance costs. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2024 due to the material weaknesses described below.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2024 and 2023, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

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

Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the Commission on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock, and we may be unable to maintain compliance with NYSE American listing requirements.

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

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to sell our products to the motion pictures industry and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in, or suspension of, the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming or Premium Video on Demand (PVOD) platforms in lieu of a theatrical release, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations.

Motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. Stikes by the Writers Guild of America and the Screen Actors Guild-American Federation of Television and Radio Artists during 2023 halted production of motion pictures for several months and are expected to delay or otherwise affect the supply, of certain motion pictures, and thus the demand for our products.

Other film and content delivery methods, including video streaming, network, syndicated cable and satellite television, as well as video-on-demand, pay-per-view services, subscription streaming services, and social media platforms may also affect our business negatively. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, video gaming, social media, amusement parks, live music concerts, live theatre, and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce the demand for our products and materially adversely affect our business and results of operations.]

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters is located in Fountain Valley, California, and covers 28,000 square feet pursuant to an operating lease that expires in 2025 at a monthly rental of $14,000. We also lease an additional 13,000 square foot warehouse facility in Fountain Valley pursuant to an operating lease that expires in 2025 at a monthly rental of $11,000.

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

Holders

As of September 26, 2024, there were 11 holders of record of our Common Stock.

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

Issuer’s Purchases of Equity Securities

On March 23, 2023, the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding Common Stock over the next 12 months. For the years ended June 30, 2023 and June 30, 2024, the Company repurchased a combined total of 1,030,900 shares representing 9.64% of the 9,986,850 outstanding shares at the end of June 30, 2024 at an average price of $0.841 per share. The share repurchase plan ended on June 30, 2024.

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
Mar 23, 2023 - Mar 31, 2023	47,467	$1.04	47,467	$951,000
May 18 - Jun 30, 2023	225,153	1.13	225,153	696,000
Nov 1, 2023 - Dec 31, 2023	109,135	0.93	109,135	594,000
Jan 1, 2024 - Mar 31, 2024	260,024	0.77	260,024	363,000
Apr 1, 2024 - Jun 30, 2024	389,121	0.59	389,121	133,000
Total	1,030,900	$0.81	1,030,900	$133,000

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of June 30, 2024. We have adopted a 2019 Omnibus Incentive Stock Plan (the “2019 Plan”) and on February 24, 2022, at the annual meeting, the stockholders of the Company approved an amendment increasing the number of stock-based awards available for issuance under the 2019 Plan from 750,000 shares to 1,500,000 shares. Further information about the 2019 Plan, refer to Item 11. “Executive Compensation - 2019 Omnibus Incentive Stock Plan.”

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

Unregistered Sales of Equity Securities

For this fiscal year, except as set forth below, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

On February 28, 2024, the Company and Jose Delgado, Executive Vice President of Sales agreed to sell 49,586 shares of our common stock at a price of $0.667 per share (based on the closing stock price as of February 27, 2024) for a total of $33,073.35, which amount represents satisfaction of Mr. Delgado’s $25,036.52 outstanding obligation to the Company plus an estimated $8,036.83 in federal and California state income taxes incurred in connection with the sale. The were cancelled by the Company upon the purchase.

Repurchases of Equity Securities

Neither we nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, purchased any of our equity securities during the period covered by this annual report.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of June 30, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Investment in growth.  Based on 2024 losses, we will selectively invest in expanding our operations. We expect our total operating expenses to decrease in the foreseeable future to meet our revenue and cost control objectives. We plan to invest in our sales and support operations to support our new product initiatives and budget goals.

Adding New Customers and Expanding Sales to Our Existing Customer Base.  We intend to target new customers by selectively investing in our field sales force. We also intend to continue to target large customers’ organizations who have yet to use our products and services. A typical initial order involves educating prospective customers about the technical merits and capabilities and potential cost savings of our products and services as compared to our competitors’ products. We believe that customer references have been, and will continue to be, an important factor in winning new business. We expect that a substantial portion of our future sales will be sales to existing customers, including expansion of their product and service offerings, as we offer new products and services through the existing sales channel. Our business and results of operations will depend on our ability to continue to add new customers and sell additional products and services to our growing base of customers.

Promoting our Brand and Offering Additional Products.  Our future performance will depend on our continued ability to achieve brand recognition for our proprietary line of products. We plan to selectively increase our marketing expenditures to continue to create and maintain prominent brand awareness. Also, our future performance will depend on our ability to continue to offer high quality, high performance and high functionality products and services. We intend to continue to devote efforts to introduce new products and services including new versions of our existing product lines. We expect that our results of operations will be impacted by the timing, size and level of success of these brand awareness and product and service offering efforts.

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

Results of Operations

Year ended June 30, 2024 compared to year ended June 30, 2023

Net sales

Year Ended June 30,
(in 000’s)
2024	2023
$20,139	$20,207

Net revenues decreased 0.3% to $20.14 million for the year ended June 30, 2024 from $20.21 million for the prior fiscal year primarily due to the protracted SAG/AFTRA strike. Backlog at June 30, 2024 was approximately $5.93 million, which represent orders currently planned for March 31, 2025 shipment. Backlog at June 30, 2023 was $12.02 million.

Gross Profit

Year Ended June 30,
(in 000’s),
2024	2023
$4,683	$5,310

Along with the revenue decline for the year ended June 30, 2024, gross profit decreased 11.8% to $4.68 million or by $0.63 million for the year ended June 30, 2024 from $5.31 million for the prior fiscal year. As a percentage of total revenues, gross margin decreased to 23.3% for the year ended June 30, 2024 from 26.3% for the prior year. The decrease in gross margin as a percentage of revenues was driven primarily by product mix, as lower margin seat revenues made up a larger percentage of total revenues.

Research and Development

Year Ended June 30,
(in 000’s)
2024	2023
$277	$261

The $16,000 increase in research and development expense was in line with the expected research and development expense as we continue to increase product development on our SaaS (software as a service) products, Caddy products, and others as our business expands into new areas.

Selling, General and Administrative Expense

Year Ended June 30,
(in 000’s)
2024	2023
$5,963	$6,070

2024 Selling, General and Administrative expense decreased by $107,000 or 1.8% compared to 2023 primarily due to lower legal, SEC edgarizing, D&O insurance and other public company compliance spending in 2024.

Impairment of Long Term Assets

Year Ended June 30,
(in 000’s)
2024	2023
$—	$954

During the year ended June 30, 2023 the Company impaired Goodwill, Intangible and Note Receivable assets totaling $0.954 million. Due to a decline in Caddy revenues in the year ended 2023, the customer relations Intangible and Goodwill assets incurred an impairment charge. The Company incurred no impairment costs during the year ended June 30, 2024.

Interest and Other (Expense)/Income

Year Ended June 30,
(in 000’s)
2024	2023
$185	$177

The Company earned interest in 2024 compared to investment and interest income in 2023. To reduce volatility in investments and assure stable returns, the Company liquidated its marketable securities portfolio in March 2023 and placed the proceeds into a savings account.

Net Loss

Year Ended June 30,
(in 000’s)
2024	2023
$(1,372)	$(1,798)

Net loss of $(1.37) million for the year ended June 30, 2024 compared to a net loss of $(1.80) million for the prior year improved by $0.43 million. This net loss decrease was largely due to the nonrecurring 2023 $(0.95) million Impairment of Long Term Assets, offset primarily by lower gross margin of $0.63 million in 2024.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. Our cash balance at June 30, 2024 was approximately $5.28 million, as compared to $6.62 million at June 30, 2023.

In response to uncertainties associated with the COVID-19 pandemic, we took significant steps to preserve cash and remain in a strong competitive position for when the crisis subsided. From 2020 to 2022 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of June 30, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Cash Flows from Operating Activities

Net cash used in operating activities was $(0.80) million for year ended June 30, 2024, primarily due to $(0.60) million in working capital decreases along with the $(1.37) million in net losses and offset by $1.17 million in other non-cash expenses. Within the $(0.60) million working capital decrease, cash used by operations included accounts receivable, prepaid expenses, customer deposits, lease liabilities and offset primarily by changes in inventory, accounts payable, accrued expenses.

For the year ended June 30, 2023, net cash provided by operating activities was $0.27 million, primarily due to $0.67 million in working capital increases along with the $(1.80) million operating loss and offset by $1.40 million in other non-cash expenses.

Within the $0.67 million working capital increases, cash provided by operations primarily included lower accounts receivable and prepaid expenses and higher accrued expenses.

Cash Flows from Investing Activities

For the year ended June 30, 2024, net cash used by investing activities was $(0.01) million for the year ended June 30, 2024 related to information technology asset upgrades. For the year ended June 30, 2023, net cash provided by investing activities was $(4.31) million due to sales of marketable securities.

Cash Flows from Financing Activities

For the year ended June 30, 2024 and the year ended June 30, 2023, net cash used by financing activities of $(0.53) million and $(0.30) million, respectively, due to the stock buyback program during both years.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 45% and 37% of net revenues for the years ended June 30, 2024 and 2023, respectively. Trade accounts receivable from these customers represented approximately 62% and 19% of net receivables at June 30, 2024 and 2023, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

(in 000’s)
Total
Operating leases	Payments
2025	154
2026	—
Total future lease payments	$154

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

However, our seasonality trends may vary in the future as we introduce new products to new industry verticals, and we become less concentrated in the new theater construction and improvement sector.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. During the fiscal year ended June 30, 2024, inflation increased to levels not seen since the 1980’s. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies and expects to do so in the future.

Recently Issued Accounting Pronouncements

See Note 1, Business Activity and Summary of Significant Accounting Policies, to the consolidated financial statements for a description of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Our accounting policies are discussed in Note 1 of the financial statements in this Report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements.

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

Management has assessed that the adoption of ASU 2016-13 has had no material impact on its June 30, 2024 10-K consolidated financial statements. Due the Management’s continuing ability to obtain 90% of contract value in up-front customer deposits, MIT’s risk is only the remaining 10% of the customer’s contract value. The combined effect of up-front customer deposits, prompt collection of trade receivables and application of historical aging criteria has resulted in minimal bad debts and allowances for doubtful accounts.

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement.

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, shipping and handling costs, and sales taxes. Taxes collected from customers are included in Accounts Payable on a net basis (excluded from revenues) until remitted to the government.

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

Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provisions for income taxes are based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of difference between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the difference is expected to reverse. The effects on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at June 30, 2024 due to material weaknesses in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2024 due to the material weaknesses described below.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2024 and 2023, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded until the end of March 2023. To improve internal controls, and starting with the three months ended March 31, 2023 and continuing since, Management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and the CFO formally approves month end journal entries.

Changes in Internal Control over Financial Reporting

Other than as described below, during the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

To address identified material weaknesses, we have continued the process of instituting a number of accounting processes and procedures. In April 2023, the Company hired a seasoned financial executive consultant as Chief Financial Officer. The CFO has also undertaken the training of our senior and accounting personnel in the requirements of being a public company.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Executive Officers and Directors:

Name	Age	Title

Executive Officers and Directors:
Phil Rafnson	77	President, Chief Executive Officer and Chairman of the Board
Jose Delgado	61	Executive Vice President, Sales and Marketing
Bevan Wright	55	Executive Vice President, Operations
William Greene	68	Chief Financial Officer
Katherine D. Crothall, Ph.D.	75	Director
John C. Stiska	82	Director
Scott Anderson	70	Director

Key Personnel:
David Richards	68	Senior Vice President, Engineering
Francois Godfrey	53	Vice President of Business Development
Frank Tees	50	Vice President, Technical Sales & Support

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

Bevan Wright is a Company founding partner and has been our Executive Vice President, Operations since the Company’s founding in 2003. In the industry since 1985, Bevan spent ten years as Cinema Systems Product and Engineering Manager at Christie Digital Systems, directing product development and engineering support for all cinema product lines, managing the product lines to develop and bring to market fully integrated solutions for cinema exhibitors. The previous nine years he held engineering and operations positions at Christie, United Artists, and with other cinema exhibitors. Mr. Wright has over 34 years of experience in the cinema industry in varying positions from operations to technical services and he holds the Bachelor of Science degree in Mechanical Engineering from Arizona State University, and two patents in cinema projection technology.

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

Key Personnel:

David Richards has been our Senior Vice President, Engineering since the Company’s founding in 2003. Mr. Richards has nineteen years of experience in the cinema industry. He spent five years in engineering and engineering management positions at Christie. He has been active in SMPTE for the past eighteen years, and presently serves on several of the SMPTE DC28 digital cinema committees as well as the Film Technology committee and Projection Technology committee. Mr. Richards is past chair of the SMPTE Hollywood section (‘96 – ’97) and was Program Chair for the first and second SMPTE Film Conferences, held in 1997 and 1998. He is the author of several SMPTE papers and articles for various trade publications. He has a background in mechanical, electronic and electrical engineering design.

Francois Godfrey is an experienced executive with over three decades of experience in business development, sales, and marketing across the cinema and professional services industries. Francois joined Moving iMage Technologies in 2022 as VP of Business Development, Francois leads strategic initiatives for new products and SaaS solutions. He began his career managing cinema operations while overseeing FF&E purchasing and construction. At QSC Audio Products, Francois spearheaded the global launch of cinema loudspeaker and processor lines, building a robust distribution network. As VP of Marketing at Ballantyne Strong, he led the company’s transition from manufacturing to distribution, driving significant growth. At Barco, Francois played a pivotal role in expanding the adoption of laser projection systems, leading cross-functional teams to grow market share and increase revenue, while overseeing the successful launch of new technologies worldwide. At Christie Digital Systems, spearheaded the acquisition and launched the Cinergy SaaS platform, securing contracts with major cinema chains like AMC, Cinemark, and Regal.

Frank Tees has been our Vice President, Technical Sales & Support since 2011. Mr. Tees started his cinema career in 1989, serving in most aspects of theater exhibition with Krikorian Premiere Theaters. He spent the past 15 years with the world’s largest exhibitor, Regal Entertainment Group, and since 2002 has been Director of Technical Services for the Southwest Region. He managed a team of technicians in preparation, installation and service of film and digital cinema equipment for 1,000 screens in Southern California, Hawaii, Nevada and Arizona. Mr. Tees has extensive training in 3D and standard DLP and Sony projection systems and practical experience installing them in an integrated and networked environment. Mr. Tees also managed Regal’s technical training program and developed preventative maintenance and tracking guidelines to service systems according to their warranty.

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

Audit committee

Chaired by John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson also serve on the audit committee. Our board of directors has determined that each are “independent” for audit committee purposes as that term is defined by the rules of the SEC and NYSE, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated John C. Stiska as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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

Compensation committee

Chaired by Katherine D. Crothall, Ph.D, John C. Stiska and Scott Lloyd Anderson also serve on the compensation committee. Our board of directors has determined that each member of the compensation is “independent” as defined in the applicable NYSE American rules. The compensation committee’s responsibilities include:

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

Nominating and corporate governance committee

Chaired by Scott Lloyd Anderson, Katherine D. Crothall, Ph.D and John C. Stiska and also serve on the nominating and governance committee. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable NYSE American rules. The nominating and corporate governance committee’s responsibilities include:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 30, 2024, except that William Greene did not timely file a Form 4 reporting for one stock option award and each of John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson did not timely file a Form 4 for one option award and one stock award, and Jose Delgado did not timely file a Form 4 for a private transaction with the Company.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 30, 2024.

ITEM 11.EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2024 and 2023. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

				All Other
	Fiscal			Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	Total ($)

Philip Rafnson	2024	$218,667	$28,000	$—	$246,667
President and Chief Executive Officer	2023	$176,000	$—	$50,000	$226,000

Jose Delgado(1)	2024	$233,730	$28,000	$33,000	$294,730
Executive Vice President, Sales and Marketing	2023	$233,730	$23,373	$—	$257,103

Bevan Wright	2024	$233,730	$28,000	$—	$261,730
Executive Vice President, Operations	2023	$233,730	$23,373	$—	$257,103
(1)	On February 28, 2024, the Company and Joe Delgado, Executive Vice President of Sales (“Joe Delgado”) agreed to sell 49,586 shares of common stock at a price of $0.667 per share (based on the closing stock price as of February 27, 2024) for a total of $33,000, which amount represents satisfaction of Mr. Delgado’s $25,000 outstanding obligation to the Company plus an estimated $8,000 in federal and California state income taxes incurred in connection with the sale. Following the purchase, the shares were cancelled by the Company.

Employment Agreements

We currently do not maintain any employment, severance or change in control agreements with our named executive officers. In addition, our named executive officers are not entitled to any payments or other benefits in connection with the termination of employment or a change in control.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards grants for any named executive officer during the year ended June 30, 2024.

In the year ended June 30, 2023, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.

Clawback Policy

Effective November 30, 2023, our board of directors adopted a clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers current and former executive officers and includes all incentive compensation. Specifically, in the event of an accounting restatement, we must recover, reasonably promptly, any excess incentive compensation during the three completed fiscal years immediately preceding the date on which we are required to prepare an accounting restatement. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting is or was based wholly or in part on the attainment of a financial reporting measure. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had it been based on the restated results. The full text of our Clawback Policy is included as Exhibit 97.1 to this annual report.

2019 Omnibus Incentive Stock Plan

We have adopted a 2019 Omnibus Incentive Stock Plan (the “Plan”). On February 14, 2022, our stockholders approved an amendment increasing the number of stock-based awards available for issuance under the Company’s Plan from 750,000 shares to 1,500,000 shares. At June 30, 2024, an aggregate of 1,150,000 shares of our Common Stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates.

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

Compensation of Directors

Our board of directors believes that a significant portion of the total compensation package for our non-employee directors should be equity-based to align the interests of these directors with our stockholders. Directors who are also our employees do not receive any additional compensation for their service on our board of directors.

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended June 30, 2024.

	Fees
	Earned
	or Paid	Option	Stock
	in Cash	Awards	Awards	Total
Name	($)	($)(1)(2)	($)(3)	($)
Katherine D. Crothall, Ph.D.	$9,000	$—	$—	$9,000
John C. Stiska	$31,120	$—	$—	$31,120
Scott Anderson	$9,000	$—	$—	$9,000
(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 1 - Business Activity And Summary Of Significant Accounting Policies” to our consolidated financial statements for the year ended June 30, 2024.

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

Applicable percentage ownership is based on 9,896,850 shares of Common Stock outstanding at September 26, 2024.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Shares		%
Named Executive Officers and Directors
Phil Rafnson	2,074,828	(1)	21.0%
Bevan Wright	635,185		6.4
Jose Delgado	461,917		4.7
William Greene	100,000	(2)	1.0
Katherine D. Crothall, Ph.D.	74,516	(3)	*
John C. Stiska	53,065	(2)	*
Scott Anderson	58,024	(2)	*
All executive officers, directors as a group (7 persons)	3,457,535		34.9%

* Indicates ownership of less than 1%
(1)	Represents shares held by Sound Management Investors, LLC, an entity wholly owned and controlled by Mr. Rafnson.
(2)	Represents shares underlying stock options.

(3)	Includes option to purchase 50,000 shares of common stock.
(4)	The table amounts exclude shares of stock of 900, 600 and 1,800 shares for Katherine D. Crothall, John C. Stiska and Scott Anderson, respectively, that have been granted but not yet issued.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Policies and Procedures Regarding Related Person Transactions

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

Transactions with Related Person

Except as described below, which transaction does not constitute as a Related Person transaction as defined under the Securities Act, none of the Related Person has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

On February 28, 2024, the Company and Jose Delgado, Executive Vice President of Sales agreed to sell 49,586 shares of our common stock at a price of $0.667 per share (based on the closing stock price as of February 27, 2024) for a total of $33,073.35, which amount represents satisfaction of Mr. Delgado’s $25,036.52 outstanding obligation to the Company plus an estimated $8,036.83 in federal and California state income taxes incurred in connection with the sale.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) served as our independent registered public accounting firm from 2018 until April 12, 2022. CohnReznick’ s last completed review of the Company’s consolidated financial statements was for the quarter ended December 31, 2021. On April 21, 2022, the Company engaged Haskell & White LLP (“H&W”) as our independent registered public accounting firm to review the Company’s consolidated financial statements for the quarter ended March 31, 2022 and to audit the Company’s financial statements for the year ended June 30, 2024. H&W’s address is 300 Spectrum Center Drive, Suite 300, Irvine, CA 92618 and its PCAOB firm ID number is 200.

The following table provides information regarding the fees billed to us by CohnReznick and H&W in the fiscal years ended June 30, 2024 and 2023. All fees described below were approved by the Audit Committee:

	For the fiscal years ended June 30
	2024	2023
Audit Fees - CohnReznick (1)	$—	$39,375
Audit Fees – H&W (1)	210,105	200,645
Audit Related Fees	—	—
Tax Fees	10,200	—
All Other Fees	—	—
Total Fees:	$220,305	$240,020
(1)	Audit fees include fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Moving iMage Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moving iMage Technologies, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California
September 27, 2024

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2024	2023

Assets
Current Assets:
Cash	$5,278	$6,616
Accounts receivable, net	1,048	905
Inventories, net	3,117	4,419
Prepaid expenses and other	470	451
Total Current Assets	9,913	12,391
Long-Term Assets:
Right-of-use asset	144	415
Property and equipment, net	28	28
Intangibles, net	422	480
Other assets	16	16
Total Long-Term Assets	610	939
Total Assets	$10,523	$13,330

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,261	$1,507
Accrued expenses	719	618
Customer deposits	1,651	3,169
Lease liability–current	151	280
Unearned warranty revenue	31	26
Total Current Liabilities	4,813	5,600

Long-Term Liabilities:
Lease liability–non-current	—	151
Total Long-Term Liabilities	—	151
Total Liabilities	4,813	5,751
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,986,850 and 10,685,778 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	—	—
Additional paid-in capital	11,965	12,462
Accumulated deficit	(6,255)	(4,883)
Total Stockholders’ Equity	5,710	7,579
Total Liabilities and Stockholders’ Equity	$10,523	$13,330

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended
	June 30,
	2024	2023

Net sales	$20,139	$20,207
Cost of goods sold	15,456	14,897
Gross profit	4,683	5,310

Operating expenses:
Research and development	277	261
Selling and marketing	2,414	2,630
General and administrative	3,549	4,394
Total operating expenses	6,240	7,285
Operating loss	(1,557)	(1,975)
Other income (expense)
Unrealized gain on marketable securities	—	38
Interest and other income, net	185	139
Total other income	185	177

Net income/(loss)	$(1,372)	$(1,798)

Weighted average shares outstanding: basic and diluted (Note 5)	10,482,857	10,922,710
Net profit/(loss) per common share basic and diluted	$(0.13)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2022	10,828,398	$—	$12,500	$(3,085)	$9,415

Issuance of stock to employees	130,000	—	153	—	153
Grant of options to officer and board members	—	—	113	—	113
Share buyback and cancellation	(272,620)	—	(304)	—	(304)
Net loss	—	—	—	(1,798)	(1,798)

Balance as of June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

Grant of options to officer	—	—	20	—	20
Issuance of stock to board members	18,938	—	13	—	13
Cashless issuance of stock to officer	—	—	33	—	33
Share buyback and cancellation	(758,280)	—	(530)	—	(530)
Share buyback and cancellation for officer	(49,586)	—	(33)	—	(33)
Net loss	—	—	—	(1,372)	(1,372)

Balance as of June 30, 2024	9,896,850	$—	$11,965	$(6,255)	$5,710

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 30
	2024	2023
Cash flows from operating activities:

Net income/(loss)	$(1,372)	$(1,798)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	251	389
Inventory reserve	522	149
Depreciation expense	12	9
Amortization expense	58	96
Impairment expense	—	550
ROU amortization	271	244
Stock option compensation expense	66	146
Realized gain on investments	—	(38)
Changes in operating assets and liabilities
Accounts receivable	(394)	868
Inventories	780	(535)
Prepaid expenses and other	(19)	413
Accounts payable	754	(76)
Accrued expenses	68	83
Unearned warranty revenue	5	8
Customer deposits	(1,518)	11
Lease liabilities	(280)	(250)
Net cash provided by (used in) operating activities	(796)	269
Cash flows from investing activities
Sales of marketable securities	—	12,395
Purchases of marketable securities	—	(7,669)
Purchases of property and equipment	(12)	(15)
Advances on note receivable	—	(400)
Net cash provided by (used in) investing activities	(12)	4,311

Cash flows from financing activities
Share Buyback	(530)	(304)
Net cash (used in) financing activities	(530)	(304)

Net (decrease) increase in cash	(1,338)	4,276
Cash, beginning of the year	6,616	2,340
Cash, end of the year	$5,278	$6,616
Non-cash investing and financing activities:
Share buyback and cancellation for officer	$33	$—
Issuance of stock to employees	$—	$(153)
Right-of-use assets from ASC842 adoption	$—	$681

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Moving iMage Acquisition Co. (DBA “Caddy Products”) designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Share Exchange: In June 2020, MiT LLC members created Moving iMage Technologies, Inc. (“MiT Inc.”) to facilitate the Company’s initial public offering (“IPO”). Upon the formation of MiT Inc., 2,000,000 shares of MiT Inc. common stock were issued to members of MiT LLC. On July 7, 2021, MiT LLC and MiT Inc. entered into an exchange agreement (“Exchange Agreement”) whereby the members of MiT LLC exchanged their membership interest for 2,350,000 shares of common stock in MiT Inc. As a result of the Exchange Agreement, the members of MiT LLC owned approximately 79% or 4,452,334 of the outstanding common stock of MiT Inc. As a result, MiT LLC (the entity where the Company conducts its business) became a wholly owned subsidiary of MiT Inc. (the SEC registrant).

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

The consolidated statements of stockholders’ equity have been retroactively revised to give effect of the change in reporting entity accounting of MiT Inc. and MiT LLC.

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

Through 2020 and 2022 the theatres reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of June 30, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations at least 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of MiT Inc., its wholly owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”), and MiT LLC’s wholly owned subsidiary, Moving iMage Acquisition Co., (DBA Caddy Products). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting: An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for the purposes of making operating decisions and assessing financial performance. The Company has determined that it has a single operating and reportable segment.

Marketable Securities: In March 2023, the Company sold all its marketable securities with the proceeds deposited to the Company’s cash account. As a result, the prior fair value and market data disclosure are no longer needed for the period ended June 30, 2024 and June 30, 2023.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.

The carrying amounts of accounts receivable, accounts payable, and notes payable approximate fair value due to their short maturities.

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the year ended June 30, 2023, the Company recognized $0.954 million in impairments. See the additional discussion in Note 7 below. There were no impairments recognized for the year ended June 30, 2024.

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

Accounts Receivable: Accounts receivables are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of June 30, 2024 and 2023, the allowance for credit losses is approximately $378,000 and $127,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2024 and 2023, inventory on hand was comprised primarily of finished goods ready for sale. As of June 30, 2024 and 2023, the inventory reserve was $1,106,000 and $584,000, respectively.

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Other than accounts receivable, there were no other contract assets as of June 30, 2024 or 2023.

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement.

Contract Liabilities ($ in Thousands)	June 30,
Contract Liabilities	2024	2023
Customer deposits	$1,651	$3,169
Unearned Revenue	31	26
Customer refunds	399	139
Total	$2,081	$3,334

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, shipping and handling costs, and sales taxes. Taxes collected from customers are included in Accounts Payable on a net basis (excluded from revenues) until remitted to the government.

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

	For the years ended
Disaggregation of Revenue ($ in Thousands)	June 30, 2024	June 30, 2023
Equipment upon delivery (point in time)	$19,943	$19,730
Installation (point in time)	130	412
Software and services (over time)	66	65
Total revenues	$20,139	$20,207

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

Shipping and Handling Costs: Shipping and handling costs are included in the cost of goods sold and are recognized as a period expense during the period in which they are incurred.

Advertising Costs: Advertising costs of approximately $34,000 in 2024 and $24,000 for 2023 are expensed as incurred within selling and marketing expenses.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the 2019 Caddy Acquisition. Goodwill is reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill and intangible asset impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it’s more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

In June 2023, the Company conducted its annual impairment assessment and determined that the carrying value of the Caddy goodwill and customer relationships intangible assets had declined. Accordingly, the Company impaired the entire $0.287 million in goodwill and $0.263 million in the customer intangible asset. Total intangible assets, including trademark, patents and customer relationship, were $0.422 million as of June 30, 2024 compared to $0.480 million as of June 30, 2023.

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

In 2023, the Company recognized $263,000 in intangible asset impairments. There was no intangible asset impairments recognized for the year ended June 30, 2024.

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

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2024 and 2023, the Company has established a warranty reserve of $69,000 and $53,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

Warrant Liabilities	For the Year Ended
($ in Thousands)	June 30,
	2024	2023
Product warranty liability beginning of period	$53	$55
Accruals for warranties issued	250	162
Change in estimates	—	—
Settlements made	(234)	(164)
Product warranty liability end of the period	$69	$53

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

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. On July 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2022 the Company recognized Right of Use Assets in the amount of $665,000 and a lease liability of $681,000 for the leases associated with its executive office and warehouse space, as described in Note 13.

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

The Company has the right to appoint an advisory board member, who will be approved by The Five Agency, and will have board observation rights for any formal board meetings of The Five Agency and SNDBX until April 30, 2026, or until the Loan is paid in full, whichever comes later.

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

The following events constitute an event of default under the Note: (i) SNDBX’s failure to pay timely any of the principal amount due under the Note on the date the same becomes due and payable or any unpaid accrued interest or other amounts due under the Note on the date the same becomes due and payable; (ii) SNDBX files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing; or (iii) an involuntary petition is filed against SNDBX (unless such petition is dismissed or discharged within 90 days under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee or assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of SNDBX. Upon an event of default, the Note will accelerate, and all principal and unpaid accrued interest will become due and payable.

The Note and the Founders Shares underlying the Note have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

On June 30, 2023, the Company determined the Notes Receivable balance of $0.400 million was unrealizable due to SNDBX delays and execution risk and fully reserved the $400,000 balance. The $0.400 million is included within impairment expense for the year ended June 30, 2023.

NOTE

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHARE BUYBACK

On March 23, 2023 the Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months.

On October 2, 2023, the Company entered into a 10b5-1 stock trading plan to facilitate the Company’s previously re-authorized one-year, $1 million share repurchase program announced on March 23, 2023. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S. Securities Exchange Act of 1934. By June 30, 2023, the Company had repurchased approximately 273,000 shares for $303,000, leaving $697,000 available for future repurchases.

On April 1, 2024, the Board of Directors authorized a new share repurchase program for the repurchase of up to $697,000 worth of shares and will expire at the earlier of June 30, 2024, or when the maximum dollar amount of shares is repurchased. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S. Securities Exchange Act of 1934. The share repurchase plan ended on June 30, 2024.

Share Buyback			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
Mar 23, 2023 - Mar 31, 2023	47,467	$1.04	47,467	$951,000
May 18 - Jun 30, 2023	225,153	1.13	225,153	697,000
Nov 1, 2023 - Dec 31, 2023	109,135	0.93	109,135	594,000
Jan 1, 2024 - Mar 31, 2024	260,024	0.77	260,024	363,000
Apr 1, 2024 - Jun 30, 2024	389,121	0.59	389,121	133,000
Total	1,030,900	$0.81	1,030,900	$133,000

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

Loss per Share	For the Year Ended
(In Thousands except for share and per share price)	June 30
	2024	2023
Numerator:
Net income/(loss)	$(1,372)	$(1,798)
Denominator:
Weighted average common shares outstanding, basic and diluted	10,482,857	10,922,710

Profit/(loss) per share
Basic and diluted	$(0.13)	$(0.16)

The following securities were excluded from the calculation of diluted loss per share in each year because their inclusion would have been anti-dilutive:

	For the Year Ended
	June 30
	2024	2023
Options	250,000	250,000
Warrants	—	—
Total potentially dilutive shares	250,000	250,000

For the years ended June 30, 2024 and 2023, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation. No options were granted in the year ended June 30, 2024.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

Property and Equipment	For the Year Ended
($ in Thousands)	June 30
	2024	2023
Production equipment	$307	$308
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	73	60
Other equipment	120	120
Total	758	746
Accumulated depreciation	(730)	(718)
Net property and equipment	$28	$28

Depreciation expense related to property and equipment were $12,000 in 2024 and $9,000 in 2023, with $0 and $0 included in cost of goods sold and $12,000 and $9,000 in general and administrative expense, respectively.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$660	$310
Patents	20 years	70	17	53
Trademark	20 years	78	19	59
		$1,118	$696	$422

The following table summarizes the Company’s intangible assets as of June 30, 2023 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$609	$361
Patents	20 years	70	14	56
Trademark	20 years	78	15	63
		$1,118	$638	$480

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS (continued)

For the year ended June 30, 2024, amortization expenses were $58,000 For the years ended June 30, 2023, amortization expense was $358,000 consisting of recurring annual $95,000 expense and the impairment charge of $263,000 – see Note 1. Amortization expense is included in general and administrative expense.

Goodwill’s impairment was $0 and $287,000 for the years ended June 30, 2024 and 2023, respectively, and are included in general and administrative expenses. Estimated amortization expense related to intangible assets subject to amortization at June 30, 2024 in each of the five fiscal years subsequent to June 30, 2024, and thereafter is as follows (amounts in thousands):

2025	$59
2026	59
2027	59
2028	59
2029	59
Thereafter	127
Total	$422

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	For the Year ended
Accrued Expenses	June 30
($ in Thousands)	2024	2023
Employee compensation	$178	$180
Accrued warranty	69	53
Customer refund	399	139
Legal fees	—	56
Freight	32	29
Sales tax	14	27
Others	27	134
Total	$719	$618

NOTE 9 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of June 30, 2024, the Plan provided for the issuance of up to 1,220,000 stock-based awards available to grant under the Plan at June 30, 2024.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company as described in Note 1.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant, expire ten years from the date of grant and had an aggregate grant date fair value of $244,200, which will be recognized ratably over the vesting period. On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2024, had a grant-date fair value of $1.10 per share. The Company recognized compensation expense for stock option awards of approximately $21,000 during the year ended June 30, 2024. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

On March 6, 2023, the Board of Directors (the “Board”) of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for the Board of Director and Officer option grants during the year ended June 30, 2024:

	Director	Officer
	Options	Options

Risk-free interest rate	3.92%	3.86%
Expected volatility	82.0%	82.0%
Dividend yield	—%	—%
Expected option term in years	5	7

A summary of the status of the Company’s stock options as of June 30, 2024 and 2023 and changes during the years ended June 30, 2024 and 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, June 30, 2024	250,000	$1.10

Future vesting of options will be 25,000 shares in each of years ended June 30, 2025 and 2027, respectively. Future option vesting expense will be $21,000 in each of years ended June 30, 2025 and 2027, respectively.

The following table summarizes the outstanding stock options at June 30, 2024:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$1.10	250,000	175,000	8.0 years	$1.10

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

There was no warrant activity during the year ended June 30, 2024.

On November 1, 2023, the Company increased CEO Phil Rafnson’s compensation from $150,000 to $200,000 annually.

On May 8, 2024, the Board of Directors authorized a $25,000 payment to CEO Phil Rafnson as part of a pay increase to $250,000 per year from the CEO’s current pay of $200,000, effective as of November 1, 2023.

NOTE 10 — INCOME TAXES

The following table summarizes deferred tax assets and liabilities as of the date of the Exchange Agreement and through June 30, 2024:

Deferred Tax Assets and Liabilities			Existing valuation
($ in Thousands)	Deferred	Deferred	allowance prior to
	Tax Assets	Tax Liabilities	business combination	Net Position
Deferred tax assets	$1,976	$—	$—	$1,976
Deferred tax liabilities	—	181	—	181
Valuation allowance	—	—	(2,157)	(2,157)
Total MiT Inc. June 30, 2024	$1,976	$181	$(2,157)	$—

Deferred tax assets	$1,443	$—	$—	$1,443
Deferred tax liabilities	—	112	—	112
Valuation allowance	—	—	(1,555)	(1,555)
Total MiT Inc. June 30, 2023	$1,443	$112	$(1,555)	$—

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES (continued)

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

$ in Thousands	Deferred Tax Assets (Liabilities)
	June 30, 2024	June 30, 2023
Inventory reserve	$309	$163
Accumulated depreciation	(6)	(5)
Accumulated goodwill amortization	63	(13)
Accumulated intangible amortization	125	130
Unrealized loss on investments	—	68
Deferred rent	2	4
Warranty reserve	9	7
Stock compensation	68	68
Net operating loss carryforward	1,481	1,097
Allowance for doubtful accounts	106	36
Net	2,157	1,555
Valuation allowance	(2,157)	(1,555)
Total	$—	$—

The income tax expense differs from the amount computed by applying the statutory income tax rates to the loss before income tax. The following table shows the reasons for these differences:

$ in Thousands	For the Year Ended
	June 30
	2024	2023
Net loss before tax	$(1,372)	$(1,798)
United States corporate tax rate	21%	21%
Tax Benefit at statutory rate	288	378
Differences due to:
State taxes	121	156
Other, permanent differences	193	(235)
Change in valuation allowance	(602)	(299)
Income Tax (Benefit) Expense	$—	$—
Effective Tax Rate	(0)%	(0)%

At June 30, 2024 the Company has approximately $5,293,000 of U.S. Federal and State NOL carryforwards, which will be available for future use to offset taxable income.

The Company recognized a valuation allowance of $2,157,000 and $1,555,000 as of June 30, 2024 and 2023, respectively, as all U.S. Federal and state deferred tax assets have been determined to be not more likely than not realizable. Management does not believe that it had any significant uncertain tax positions at June 30, 2024 and 2023, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

NOTE 11 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: No customer accounted for more than 10% of accounts receivable at June 30, 2024. One customer accounted for 14% of accounts receivable at June 30, 2023.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — CUSTOMER AND VENDOR CONCENTRATIONS (continued)

Vendors: For the year ended June 30, 2024, the two largest vendors provided 16% and 13%, respectively, of the Company’s purchases. For the year ended June 30, 2023, the two largest vendors provided 20% and 15%, respectively, of the Company’s purchases.

On June 30, 2024, one vendor accounted for 38% of accounts payable at June 30, 2024. At June 30, 2023, the one vendor accounted for 20% of accounts payable balance.

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

The Company’s executive office and warehouse lease agreements are classified as operating leases. The lease agreements, as amended, expire on January 31, 2025, and do not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms. The aggregate rent expense was $291,000 and $287,000 for the year ended June 30, 2024 and 2023, respectively.

On June 4, 2024, the Company notified its Grace facility location landlord of its intent to vacate at the end of the current January 31, 2025 lease term.

Future minimum lease payments at June 30, 2024 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2024	$—
2025	154
Total future minimum lease payments	$154
Less imputed interest (at 8%)	(3)
Present value of operating lease payments	$151

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2024:

Assets
($ in thousands)
ROU assets-net	$144

Liabilities
Current operating lease liabilities	$151
Long-term operating lease liabilities	—
Total ROU liabilities	$151

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2024 through September 27, 2024, the date these consolidated financial statements were available to be issued.

Following the June 30, 2024 year end, on July 23, 2024, the Company renewed its Fountain Valley location effective February 1, 2025 by an additional five years with a January 1, 2030.lease expiration date. Both parties agreed that July 23, 2024 was the effective modification date. The monthly rent payable for the first year of the extended term will be $19,362 and increases by 4% on each anniversary date. On June 4, 2024, the Company notified its Grace facility location landlord of its intent to vacate at the end of the current January 31, 2025 lease term.

On August 8, 2024, the Board of Directors authorized salary reductions of $100,000 for the CEO from $250,000 to $150,000 and salary reductions for the Executive VP, Operations, Executive VP, Sales and Marketing from $234,000 to $220,000, respectively and the CFO from $220,000 to $200,000.

Management has evaluated events from June 30, 2024 through September 27 2024, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

EXHIBIT INDEX

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Incorporation, as amended	S-1/A	333-234159	3.1	10/1/20
3.2	Bylaws	S-1/A	333-234159	3.2	10/1/20
3.3	Amendment No. 1 to the Amended and Restated Bylaws	8-K	001-40511	3.1	3/10/23
4.1	Form of Common Stock Certificate	S-1/A	333-234159	4.1	2/21/20
4.2	Description of Securities					✓
10.1	Form of Indemnity Agreement between the Company and its directors and officers	S-1/A	333-234159	10.2	2/21/20
10.2†	2019 Omnibus Incentive Plan	S-1/A	333-234159	10.3	10/11/19
10.2(a)†	Amendment No. 1 to 2019 Omnibus Incentive Plan	S-8	333-266822	99.1(a)	8/12/22
10.2(b)†	Form of Stock Option Award Agreement	S-1/A	333-234159	10.3(a)	10/11/19
10.2(c)†	Form of Restricted Stock Award Agreement	S-1/A	333-234159	10.3(b)	10/11/19
10.2(d)†	Form of Restricted Stock Unit Agreement	S-1/A	333-234159	10.3(c)	10/11/19
10.3	Asset Purchase Agreement dated April 21, 2022 between Moving iMage Technologies, Inc. and QSC, LLC	8-K	001-40511	10.1	4/26/22
10.4†	Interim CFO Engagement Agreement, dated January 19, 2023, between the Company and William Greene	8-K	001-40511	10.1	1/24/23
10.5	Letter Agreement between Moving iMage Technologies, Inc. and The Five Agency dated April 25, 2023	10-Q	001-40511	10.1	5/15/23
10.6	Convertible Note Purchase Agreement dated June 6, 2023	8-K	001-40511	10.1	6/12/23
21.1	List of Subsidiaries	10-K	001-40511	21.1	9/28/22
23.1	Consent of Haskell & White LLP					✓
24	Power of Attorney (included on signature page)					✓
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
97.1	Clawback Policy					✓
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fountain Valley, State of California, on September 27, 2024.

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

Name and Signature	Title	Date

/s/ Phil Rafnson	President, Chief Executive Officer and Chairman of the Board	September 27, 2024
Phil Rafnson	(Principal Executive Officer)

/s/ William Greene	Chief Financial Officer	September 27 2024
William Greene	(Principal Financial and Accounting Officer)

/s/ Katherine D. Crothall, Ph.D.	Director	September 27 2024
Katherine D. Crothall, Ph.D.

/s/ John C. Stiska	Director	September 27, 2024
John C. Stiska

/s/ Scott Anderson	Director	September 27, 2024
Scott Anderson