Form 10-Q
period 2024-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2024-11-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 9,896,850 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2024	2024
	(unaudited)
Assets
Current Assets:
Cash	$5,246	$5,278
Accounts receivable, net	1,027	1,048
Inventories, net	2,616	3,117
Prepaid expenses and other	312	470
Total Current Assets	9,201	9,913
Long-Term Assets:
Right-of-use asset	1,074	144
Property and equipment, net	24	28
Intangibles, net	407	422
Other assets	16	16
Total Long-Term Assets	1,521	610
Total Assets	$10,722	$10,523

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,832	$2,261
Accrued expenses	347	320
Customer refunds	398	399
Customer deposits	1,309	1,651
Lease liability–current	170	151
Unearned warranty revenue	54	31
Total Current Liabilities	4,110	4,813

Long-Term Liabilities:
Lease liability–non-current	922	—
Total Long-Term Liabilities	922	—
Total Liabilities	5,032	4,813
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,896,850 and 9,896,850 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	—	—
Additional paid-in capital	11,971	11,965
Accumulated deficit	(6,281)	(6,255)
Total Stockholders’ Equity	5,690	5,710
Total Liabilities and Stockholders’ Equity	$10,722	$10,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2024	2023

Net sales	$5,252	$6,635
Cost of goods sold	3,880	4,816
Gross profit	1,372	1,819

Operating expenses:
Research and development	61	67
Selling and marketing	529	542
General and administrative	850	826
Total operating expenses	1,440	1,435
Operating (loss) income	(68)	384
Other income (expense)
Interest and other income, net	43	55
Total other income	43	55

Net (loss) income	$(25)	$439

Weighted average shares outstanding: basic and diluted (Note 5)	9,896,850	10,685,778
Net (loss) income per common share basic and diluted	$(0.00)	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three months ended September 30, 2024

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of June 30, 2024	9,896,850	$—	$11,965	$(6,255)	$5,710

Grant of options to officer	—	—	5	—	5
Net loss	—	—	—	(25)	(25)

Balance as of September 30, 2024	9,896,850	$—	$11,971	$(6,281)	$5,690

Three months ended September 30, 2023

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579
Issuance of stock to employees	—	—	5	—	5
Net loss	—	—	—	439	439

Balance as of September 30, 2023	10,685,778	$—	$12,467	$(4,444)	$8,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30
	2024	2023
Cash flows from operating activities:

Net (loss) income	$(25)	$439
Adjustments to reconcile net (loss)/income to net cash (used in) operating activities:
Provision for credit losses	11	1
Inventory reserve	80	80
Depreciation expense	4	3
Amortization expense	15	14
Right-of-use amortization	58	66
Stock option compensation expense	5	5
Changes in operating assets and liabilities
Accounts receivable	10	(1,138)
Inventories	421	(413)
Prepaid expenses and other	158	203
Accounts payable	(429)	1,405
Accrued expenses and customer refunds	26	225
Unearned warranty revenue	23	(14)
Customer deposits	(342)	(1,016)
Lease liabilities	(47)	(67)
Net cash (used in) operating activities	(32)	(207)
Cash flows from investing activities
Purchases of property and equipment	—	(1)
Net cash (used in) investing activities	—	(1)

Net (decrease) increase in cash	(32)	(208)
Cash, beginning of the period	5,278	6,616
Cash, end of the period	$5,246	$6,408
Non-cash investing and financing activities:
Right-of-use assets from lease modification	$(988)	$—

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

Throughout 2020 and through 2022 the theatres reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of September 30, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the management’s current estimates of recovery, it believes it will generate sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of MiT Inc., its wholly owned subsidiary, MiT LLC, and MiT LLC’s wholly owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and with the disclosures and risk factors presented therein. The June 30, 2024 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2025.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (including sales returns, credit losses, inventory reserves, warranty reserves, purchase price allocation and asset impairments), disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Concentration of Cash: The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash balances.

Accounts Receivable: Accounts receivables are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of September 30, 2024 and June 30, 2024 the allowance for credit losses is approximately $389,000 and $378,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of September 30, 2024 and June 30, 2024, the inventory reserve was $1,186,000 and $1,106,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

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

Contract liabilities consist of customer refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the three months ended September 30, 2024 included $0.731 million for revenue recognized that was included in contract liability as of June 30 2024.

Contract Liabilities ($ in Thousands)	September 30, 2024	June 30, 2024
Contract Liabilities	2024	2024
Customer deposits	$1,309	$1,651
Unearned Revenue	54	31
Customer refunds	398	399
Total	$1,761	$2,081

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

	Three Months Ended
	September 30,
Disaggregation of Revenue ($ in Thousands)	2024	2023
Equipment upon delivery (point in time)	$5,194	$6,590
Installation (point in time)	44	27
Software and services (over time)	14	18
Total revenues	$5,252	$6,635

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and when performance conditions are satisfied at the custom location.

Revenue from installation labor is recognized upon completion of the installation project and when the performance obligation is complete.

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

Advertising Costs: Advertising costs were approximately $4,000 and $3,400 for the three months ended September 30, 2024 and 2023. Advertising costs are expensed as incurred within selling and marketing expenses.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three months ended September 30, 2024 or 2023.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at September 30, 2024 and June 30, 2024 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	September 30, 2024	June 30, 2024
Inventory reserve	$332	$309
Accumulated depreciation	(6)	(6)
Accumulated goodwill amortization	61	63
Accumulated intangible amortization	124	125
Deferred rent	5	2
Warranty reserve	15	9
Stock compensation	68	68
Net operating loss carryforward	1,488	1,481
Allowance for doubtful accounts	109	106
Net	2,196	2,157
Valuation allowance	(2,196)	(2,157)
Total	$—	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2024 the Company recognized Right of Use Assets in the amount of $998,000 and a lease liability of $998,000 for the leases associated with its executive office and warehouse space, as described in Note 8.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of September 30, 2024 and June 30, 2024, the Company has established a warranty reserve of $56,000 and $69,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	September 30,	June 30,
	2024	2024
Produce warranty liability, beginning of period	$69	$53
Accruals for warranties issued	252	250
Settlements made	(265)	(234)
Produce warranty liability, end of period	$56	$69

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements:

In November 2023, FASB issued ASU 2023-07 on segment disclosures. The amendments will be effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company).

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

Loss per Share	For the Three Months Ended
(In Thousands except for share	September 30,
and per share price)	2024	2023
Numerator:
Net (loss)/Income	$(25)	$439
Denominator:
Weighted average common shares outstanding, basic and diluted	9,896,850	10,685,778

Net (loss)/income per share
Basic and diluted	$(0.00)	$0.04

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	September 30
	2024	2023
Options	250,000	250,000
Total potentially dilutive shares	250,000	250,000

For the three months ended September 30, 2024 the Company had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

Property and Equipment	For the Three Months	For the Year
($ in Thousands)	Ended September 30	Ended June 30
	2024	2024
Production equipment	$307	$307
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	73	73
Other equipment	120	120
Total	758	758
Accumulated depreciation	(734)	(730)
Net property and equipment	$24	$28

Depreciation expense related to property and equipment was $4,000 and $2,500 for the three months ended September 30, 2024 and 2023, respectively of which $0 and $2,100 is included in cost of goods and $3,000 and $400 in general and administrative expense, respectively.

NOTE 3 — PROPERTY AND EQUIPMENT (continued)

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives
Leasehold improvements	5 years or remaining lease term
Furniture and fixtures	5 years
Production equipment	3 – 7 years
Computer equipment	3 years
Other equipment	3 – 7 years

NOTE 4— INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$672	$297
Patents	20 years	70	18	52
Trademark	20 years	78	20	58
		$1,118	$710	$407

The following table summarizes the Company’s intangible assets as of June 30, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$660	$310
Patents	20 years	70	17	53
Trademark	20 years	78	19	59
		$1,118	$696	$422

NOTE 4— INTANGIBLE ASSETS (continued)

Amortization expense was $15,000 and $14,000 for the three months ended September 30, 2024 and 2023, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2024 in each of the years subsequent to September 30, 2024, and thereafter is as follows (amounts in thousands);

2025	$44
2026	59
2027	59
2028	59
2029	59
Thereafter	127
Total	$407

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	September 30,	June 30,
($ in Thousands)	2024	2024
Employee compensation	$236	$178
Accrued warranty	56	69
Freight	23	32
Sales tax	3	14
Other	29	27
Total	$347	$320

NOTE 6 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of September 30, 2024, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,220,000 stock-based awards available to grant under the Plan at September 30, 2024.

In July 2021, MiT Inc. entered into an Exchange Agreement with MiT LLC pursuant to which MiT Inc. agreed to exchange membership units for 2,350,000 shares of Common Stock representing 41.4% of the equity as of such date on a fully diluted basis for no consideration. The shares were exchanged as part of the Exchange Agreement with the Company.

The Company recognized $5,000 and $5,000 in compensation expense for stock options during the three months ended September 30, 2024 and September 30, 2023, respectively.

On March 6, 2023, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy.

For the three month period ended September 30, 2024, there was no unrecognized compensation cost related to nonvested stock option awards and no option granted.

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. No options were granted during the three and nine months ended September 30, 2024. The following weighted average assumptions were used for option grants during the three months ended September 30, 2023:

	Director	Officer
	Options	Options

Risk-free interest rate	3.92%	3.86%
Expected volatility	82.0%	82.0%
Dividend yield	—%	—%
Expected option term in years	5	7

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash on in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. On March 25, 2024, the Company subsequently issued 18,938 shares to its independent directors for director fees earned during the nine months ended September 30, 2024.

A summary of the status of the Company’s stock options as of September 30, 2024 and changes during the three months ended September 30, 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, September 30, 2024	250,000	$1.10

A summary of the status of the Company’s stock options as of September 30, 2023 and changes during the three months ended September 30, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2022	—	$—
Granted during the period	250,000	1.10
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, September 30, 2023	250,000	$1.10

The following table summarizes information about outstanding and exercisable stock options at September 30, 2024:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$1.10	250,000	200,000	8.0 years	$1.10

There was no warrant activity or warrants outstanding during the year ended June 30, 2024 or for the three months ended September 30, 2024 and 2023.

NOTE 7 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Three customers accounted for 17%, 13% and 11%, respectively, of the Company’s sales for the three months ended September 30, 2024.

At September 30, 2024, the amount of outstanding receivables related to the three customers was approximately $135,000.

Two customers accounted for 15% and 14% of the Company’s sales for the three months ended September 30, 2023.

Vendors: Approximately 26% of the Company’s purchases were provided by one vendor for the three months ended September 30, 2024. Approximately 23% and 20% of the Company's purchases were provided by two vendors for the three months ended September 30, 2023.

NOTE 8 — LEASE COMMITMENTS AND CONTINGENCIES

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

The lease agreements, as amended, expire on January 31, 2025 and do not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases. On July 23, 2024, the Company renewed its Fountain Valley location effective February 1, 2025 by an additional five years with a January 31, 2030 lease expiration date. Both parties agreed that July 23, 2024 was the effective modification date. The monthly rent payable for the first year of the extended term will be $19,362 and increases by 4% on each anniversary date. On June 4, 2024, the Company notified its Grace facility location landlord of its intent to vacate at the end of the current January 31, 2025 lease term.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms.

The Company’s operating lease expense was $86,000 and $73,000 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 8 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments at September 30, 2024 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2025	$195
2026	236
2027	246
2028	255
2029	266
2030	159
Total undiscounted operating lease payments	$1,357
Less imputed interest (at 8.5%)	(265)
Present value of operating lease payments	$1,092

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2024:

Assets	(in thousands)
ROU assets-net	$1,074

Liabilities
Current operating lease liabilities	$170
Long-term operating lease liabilities	922
Total ROU liabilities	$1,092

The Company’s weighted average remaining lease term for its operating leases is 5.2 years using a weighted average discount rate of 8.5%.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 9 — SUBSEQUENT EVENTS

On October 30, 2024, the Board of Directors of Moving iMage Technologies, Inc. the Company appointed Francois Godfrey to serve as the Company’s President, Chief Operating Officer and Board Member, effective October 30, 2024. Mr. Godfrey replaces Phil Rafnson as President with Mr. Rafnson remaining as the Company’s Chief Executive Office and Chairman of the Board.

On October 30, 2024, Bevan Wright, Executive Vice President, resigned from the Board of Directors and will serve as an advisory board member, effective October 30, 2024, 2024. Mr. Wright’s decision to resign from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

In connection with Mr. Godfrey’s appointment, on October 30, 2024, the Company and Mr. Godfrey entered into an arrangement pursuant to which Mr. Godfrey will be paid an annual salary of $225,000.

On October 30, 2024, the Company entered into a new 4,344 square foot facility lease with a three-year lease term and a February 1, 2028.lease expiration date. The monthly rent payable for the first year of the extended term will be $6,299 and increases by 4% on each anniversary date.

NOTE 9 — SUBSEQUENT EVENTS (continued)

Management has evaluated events from September 30, 2024 through November 14, 2024, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of September 30, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry recovers from the 2023 SAG-AFTRA strike, evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Ability to Maintain Gross Margins. Our gross margins have been and are expected to continue to be affected by a variety of factors, including competition, the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of components and assembly and test service costs and inventory write downs, if any. Our goal is to strive to maintain gross profits for products that may have a declining average selling price by continuing to focus on increased sales volume and looking to reduce operating costs. Decreases in average selling prices are primarily driven by competition and by reduced demand for products that face potential or actual technological obsolescence. We also focus on managing our inventory to reduce our overall exposure to price erosion. In addition, we seek to introduce new products and services with higher gross margins to offset the potential effect of price erosion on other lines of products. For example, we have recently productized and began marketing a new system which combines full compliance with the Americans with Disabilities Act with a multi-language capability we expect this system will have higher margins than a substantial number of existing products we offer. In addition, we expect our offerings of Direct View LED screens to also carry significantly higher margins.

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

Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Sales

Three Months Ended September 30,
(in 000’s)
2024	2023
$5,252	$6,635

Net sales decreased 20.8% to $5.252 million for the three months ended September 30, 2024 from $6.635 million for the three months ended September 30, 2023 due to higher one-time sales in the three months ended September 2023.

Gross Profit

Three Months Ended September 30,
(in 000’s)
2024	2023
$1,372	$1,819

Along with the 20.8% revenue decline, gross profit decreased 24.6% to $1.372 million for the three months ended September 30, 2024 from $1.819 million for the three months ended September 30, 2023 or an decrease of $(0.447) million. As a percentage of total revenues, gross profit percentage decreased to 26.1% from 27.4% due to lower margin revenues.

Research and Development

Three Months Ended September 30,
(in 000’s)
2024	2023
$61	$67

Research and development expenses decreased by $(0.006) million or 9% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to lower compensation expense.

Selling, General and Administrative Expense

Three Months Ended September 30,
(in 000’s)
2024	2023
$1,379	$1,368

The increase in selling, general and administrative expense of $0.011 million or 0.8% was due primarily fewer payroll hours allocated to cost of goods sold offset by lower headcount expense in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Other Income (Expense)

Three Months Ended September 30,
(in 000’s)
2024	2023
$43	$55

Other Income(Expense) was $0.043 million for the three months ended September 30, 2024 compared to Other Income(Expense) of $0.055 million for the three months ended September 30, 2023 or a decline $(0.012) million. The decline was primarily due to a lower cash balance and the related lower interest income in the three months ended September 30, 2023 compared to the higher cash balance and the related higher interest income in the three months ended September 30, 2024.

Net (Loss)/Income

Three Months Ended September 30,
(in 000’s)
2024	2023
$(25)	$439

Net loss was $(0.025) million for the three months ended September 30, 2024 compared to net income of $0.439 million for the three months ended September 30, 2023 or a decline $(0.464) million. The decrease was due to the lower gross margin of $(0.447) million, offset by higher operating expenses of $0.005 million and lower other income of $(0.012) million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. On July 7, 2021, the Company completed an initial public offering resulting in net proceeds of approximately $12.360 million. Cash balance at September 30, 2024 was approximately $5.246 million, as compared to $5.278 million at June 30, 2024.

On August 8, 2024, the Board of Directors authorized salary reductions of $100,000 for the CEO from $250,000 to $150,000 and salary reductions for the Executive VP, Operations, Executive VP, Sales and Marketing from $234,000 to $212,000, respectively and the CFO from $220,000 to $200,000.

Cash Flows from Operating Activities

Compared to September 30, 2023, net cash used by operating activities increased by $0.175 million in September 30, 2024 due to cost reductions and lower inventory levels. Net cash used by operating activities was $(0.032) million for the three months ended September 30, 2024, primarily due to $(0.180) million in working capital decreases along with $(0.025) million in net losses and offset by $0.173 million in other non-cash expenses. Within working capital change, the cash used of $(0.818) million included declines in payables, customer deposits and lease liabilities offset by $0.638M in provision for receivables, inventory, prepaids, accrued expense and unearned warranty revenue. Net cash used in operating activities was $(0.207) million for the three months ended September 30, 2023, primarily due to $(0.735) million in working capital declines offset by the $0.439 million in net income and $0.090 million in other non-cash expenses. The net change in other working capital was primarily due to increases in receivables, inventory and payables and decreases in customer deposits, offset by decreases in prepaid and accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was zero for the three months ended September 30, 2024. Net cash used in investing activities was $(0.001) million for the three months ended September 30, 2023, for equipment purchases.

Cash Flows from Financing Activities

Net cash used in financing activities was zero for the three months ended September 30, 2024 and the three months ended September 30, 2023.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2024 Form 10-K. There have been no material changes during the three months ended September 30, 2024 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at September 30, 2024 due to material weaknesses in our internal control over financial reporting as described below.

Prior to the completion of our IPO in July 2021, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2024, 2023 and 2022, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded. To improve internal controls, and starting with the three months ended September 30, 2024 and continuing since, Management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and the CFO formally approves month end journal entries.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of Moving iMage Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: November 14, 2024

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)