Form 10-Q
period 2024-12-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2025-02-13
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 13, 2025, there were 9,896,850 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	June 30,
	2024	2024
	(unaudited)
Assets
Current Assets:
Cash	$5,316	$5,278
Accounts receivable, net	749	1,048
Inventories, net	2,121	3,117
Prepaid expenses and other	202	470
Total Current Assets	8,388	9,913
Long-Term Assets:
Right-of-use asset	1,206	144
Property and equipment, net	21	28
Intangibles, net	393	422
Other assets	23	16
Total Long-Term Assets	1,643	610
Total Assets	$10,031	$10,523

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,642	$2,261
Accrued expenses	406	320
Customer refunds	423	399
Customer deposits	1,057	1,651
Lease liability–current	206	151
Unearned warranty revenue	65	31
Total Current Liabilities	3,799	4,813

Long-Term Liabilities:
Lease liability–non-current	1,037	—
Total Long-Term Liabilities	1,037	—
Total Liabilities	4,836	4,813
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,896,850 and 9,896,850 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	—	—
Additional paid-in capital	12,003	11,965
Accumulated deficit	(6,808)	(6,255)
Total Stockholders’ Equity	5,195	5,710
Total Liabilities and Stockholders’ Equity	$10,031	$10,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net sales	$3,441	$3,265	$8,693	$9,900
Cost of goods sold	2,505	2,506	6,386	7,322
Gross profit	936	759	2,307	2,578

Operating expenses:
Research and development	47	72	109	139
Selling and marketing	462	628	991	1,170
General and administrative	988	889	1,836	1,716
Total operating expenses	1,497	1,589	2,936	3,025
Operating (loss)	(561)	(830)	(629)	(447)
Other income (expense)
Interest and other income, net	34	36	77	92
Total other income	34	36	77	92

Net (loss)	$(527)	$(794)	$(552)	$(355)

Weighted average shares outstanding: basic and diluted (Note 2)	9,896,850	10,655,686	9,896,850	10,670,732
Net (loss) income per common share basic and diluted	$(0.05)	$(0.07)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three and Six months ended December 30, 2024

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of June 30, 2024	9,896,850	$—	$11,965	$(6,255)	$5,710

Grant of options to officer	—	—	5	—	5

Net loss	—	—	—	(25)	(25)

Balance as of September 30, 2024	9,896,850	$—	$11,970	$(6,281)	$5,690

Grant of options to officer	—	—	32	—	32

Net loss	—	—	—	(527)	(527)

Balance as of December 31, 2024	9,896,850	$—	$12,003	$(6,808)	$5,195

Three and Six months ended December 31, 2023

Balance June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

Grant of options to officer	—	—	5	—	5

Net profit	—	—	—	439	439

Balance as of September 30, 2023	10,685,778	$—	$12,467	$(4,444)	$8,023

Grant of options to officer	—	—	5	—	5

Share buyback and cancellation	(109,135)	—	(101)	—	(101)

Net loss	—	—	—	(794)	(794)

Balance as of December 31, 2023	10,576,643	$—	$12,371	$(5,238)	$7,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31
	2024	2023
Cash flows from operating activities:

Net (loss)	$(552)	$(355)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	19	4
Inventory reserve	163	384
Depreciation expense	7	5
Amortization expense	29	29
Right-of-use amortization	133	133
Stock option compensation expense	37	10
Changes in operating assets and liabilities
Accounts receivable	280	(237)
Inventories	833	(424)
Prepaid expenses and other	260	(503)
Accounts payable	(619)	(315)
Accrued expenses and customer refunds	111	64
Unearned warranty revenue	34	14
Customer deposits	(594)	(38)
Lease liabilities	(103)	(135)
Net cash provided by (used in) operating activities	38	(1,364)
Cash flows from investing activities
Purchases of property and equipment	—	(12)
Net cash (used in) investing activities	—	(12)

Cash flows from financing activities
Stock Buyback	—	(101)
Net cash (used in) financing activities	—	(101)

Net increase (decrease) in cash	38	(1,477)
Cash, beginning of the period	5,278	6,616
Cash, end of the period	$5,316	$5,139
Non-cash investing and financing activities:
Right-of-use assets from new lease	$(207)	$—
Right-of-use assets from lease modification	$(988)	$—

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

Throughout 2020 and through 2022 the theatres reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of December 31, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the management’s current estimates, it believes it will generate sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and with the disclosures and risk factors presented therein. The June 30, 2024 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2025.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of December 31, 2024 and June 30, 2024 the allowance for credit losses is approximately $397,000 and $378,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of December 31, 2024 and June 30, 2024, the inventory reserve was $1,269,000 and $1,106,000, respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

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

Contract liabilities consist of customer refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the six months ended December 31, 2024 included $0.731 million for revenue recognized that was included in contract liability as of June 30 2024.

Contract Liabilities ($ in Thousands)	December 31,	June 30,
Contract Liabilities	2024	2024
Customer deposits	$1,057	$1,651
Unearned Revenue	65	31
Customer refunds	423	399
Total	$1,545	$2,081

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Disaggregation of Revenue ($ in Thousands)	2024	2023	2024	2023
Equipment upon delivery (point in time)	$3,404	$3,221	$8,597	$9,838
Installation (point in time)	23	27	67	27
Software and services (over time)	14	17	29	35
Total revenues	$3,441	$3,265	$8,693	$9,900

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs were approximately $8,200 and $6,200 for the three months ended December 31, 2024 and 2023, respectively and $12,200 and $9,600 for the six months ended December 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three or six months ended December 31, 2024 or 2023.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at December 31, 2024 and June 30, 2024 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	December 31, 2024	June 30, 2024
Inventory reserve	$355	$309
Accumulated depreciation	(4)	(6)
Accumulated goodwill amortization	61	63
Accumulated intangible amortization	128	125
Deferred rent	10	2
Warranty reserve	18	9
Stock compensation	68	68
Net operating loss carryforward	1,635	1,481
Allowance for doubtful accounts	36	106
Net	2,307	2,157
Valuation allowance	(2,307)	(2,157)
Total	$—	$—

Leases: On July 1, 2022 the Company adopted ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In accordance with ASC 842, on July 1, 2024 the Company recognized Right of Use Assets in the amount of $1,062,000 and a lease liability of $1,062,000 for the leases associated with its executive office and warehouse space, as described in Note 7.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of December 31, 2024 and June 30, 2024, the Company has established a warranty reserve of $39,000 and $69,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	December 31,	June 30,
	2024	2024
Product warranty liability, beginning of period	$69	$53
Accruals for warranties issued	259	250
Settlements made	(289)	(234)
Product warranty liability, end of period	$39	$69

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements:

In November 2023, FASB issued ASU 2023-07 on segment disclosures. The amendments will be effective for fiscal years beginning after December 15, 2024 (fiscal 2025 for the Company) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company).

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

Loss per Share	For the Three Months		For the Six Months
(In Thousands except for share	Ended December 31		Ended December 31
and per share price)	2024	2023	2024	2023
Numerator:
Net (loss)	$(527)	$(794)	$(552)	$(355)
Denominator:
Weighted average common shares outstanding, basic and diluted	9,896,850	10,655,686	9,896,850	10,670,732

Net (loss) per share
Basic and diluted	$(0.05)	$(0.07)	$(0.06)	$(0.03)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Six Months Ended
	December 31
	2024	2023
Options	450,000	250,000
Total potentially dilutive shares	450,000	250,000

For the three and six months ended December 31, 2024 the Company had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 3— INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$685	$285
Patents	20 years	70	19	51
Trademark	20 years	78	21	57
		$1,118	$725	$393

The following table summarizes the Company’s intangible assets as of June 30, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$660	$310
Patents	20 years	70	17	53
Trademark	20 years	78	19	59
		$1,118	$696	$422

Amortization expense was $15,000 and $15,000 for the three months ended December 31, 2024 and 2023, respectively, and $29,000 and $29,000 for the six months ended December 31, 2024 and 2023, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2024 in each of the years subsequent to December 31, 2024, and thereafter is as follows (amounts in thousands);

2025	$30
2026	59
2027	59
2028	59
2029	59
Thereafter	127
Total	$393

NOTE 4— ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	December 31,	June 30,
($ in Thousands)	2024	2024
Employee compensation	$304	$178
Accrued warranty	39	69
Freight	9	32
Sales tax	9	14
Other	45	27
Total	$406	$320

NOTE 5 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of December 31, 2024, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,020,000 stock-based awards available to grant under the Plan at December 31, 2024.

On March 6, 2023, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws that amends the quorum for a stockholders’ meeting or action to be at least 33 1/3% of all shares of stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy

On October 30, 2024, and as part of Francis Godfrey’s appointment as the Company’s President and Chief Operating Officer, the Board granted Francis Godfrey 200,000 options with an exercise price of $0.65 with 25% vesting immediately and the remainder vesting at 25% per year thereafter. In December 2024, the Board of Directors granted Phil Rafnson, CEO, a $100,000 bonus in recognition of his prior salary concessions made and for his efforts in the revised Company budget and his leadership in securing Francois Godfrey as President.

The Company recognized compensation expense of approximately $32,000 and $5,000 for stock options during the three months ended December 31, 2024 and December 31, 2023, respectively, and $37,000 and $10,000 during the six months ended December 31, 2024 and December 31, 2023, respectively. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. 200,000 were granted during the three and six months ended December 31, 2024. There were no option grants during the three and six months ended December 31, 2023:

December 31,
2024
Officer
Options

Risk-free interest rate	4.22%
Expected volatility	84%
Dividend yield	—%
Expected option term in years	5.5

A summary of the status of the Company’s stock options as of December 31, 2024 and changes during the six months ended December 31, 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	200,000	0.65
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, December 31, 2024	450,000	$0.90

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of December 31, 2023 and changes during the six months ended December 31, 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, December 31, 2023	250,000	$1.10

The following table summarizes information about outstanding and exercisable stock options at December 31, 2024:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$0.65 - $1.10	450,000	275,000	9.33 years	$0.90

There was no warrant activity or warrants outstanding during the year ended June 30, 2024 or for the six months ended December 31, 2024 and 2023.

NOTE 6 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for 15% and 12%, respectively, of the Company’s sales for the three months ended December 31, 2024. Two customers accounted for 13% and 11%, respectively, of the Company’s sales for the six months ended December 31, 2024.

At December 31, 2024, the amount of outstanding receivables related to the two customers was approximately $287,000.

Two customers accounted for 15% and 10% of the Company’s sales for the three months ended December 31, 2023.

Vendors: Approximately 18% of the Company’s purchases were provided by one vendor for the three months ended December 31, 2024. Approximately 11% of the Company's purchases were provided by one vendor for the three months ended December 31, 2023. One vendor accounted for 17% of the Company’s sales for the six months ended December 31, 2024. Approximately 19% and 17% of the Company's purchases were provided by 2 vendors for the six months ended December 31, 2023

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases executive office and warehouse space in Fountain Valley, CA, pursuant to separate lease agreements. Under ASC 842, at contract inception the Company determined whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our condensed consolidated balance sheets.

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

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

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

The Company’s operating lease expense was $99,000 and $73,000 for the three months ended December 31, 2024 and 2023, respectively. The Company’s operating lease expense was $185000 and $147,000 for the six months ended December 31, 2024 and 2023, respectively.

Future minimum lease payments at December 31, 2024 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2025	$147
2026	313
2027	326
2028	303
2029	266
2030	159
Total undiscounted operating lease payments	$1,514
Less imputed interest (at 8.5%)	(271)
Present value of operating lease payments	$1,243

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2024:

Assets	(in thousands)
ROU assets-net	$1,206

Liabilities
Current operating lease liabilities	$206
Long-term operating lease liabilities	1,037
Total ROU liabilities	$1,243

The Company’s weighted average remaining lease term for its operating leases is 4.9 years using a weighted average discount rate of 8.5%.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 8 — SUBSEQUENT EVENTS

Management has evaluated events from December 31, 2024 through February 13, 2025, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2024, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2024, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry recovers from the 2023 SAG-AFTRA strike, evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations.

Investment in growth.  Based on June 30, 2024 losses, we will selectively invest in expanding our operations. We expect our total operating expenses to decrease in the foreseeable future to meet our revenue and cost control objectives. We plan to invest in our sales and support operations to support our new product initiatives and budget goals.

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

Cost of goods sold

Cost of goods sold includes the cost of products or components that we purchase from third party manufacturers plus assembly and packaging labor costs for these third parties or in-house designed products. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking relatively small amounts of inventory at any given time, except for periodic strategic purchases, and rely instead on a strategy of manufacturing or acquiring products based on orders placed by our customers.

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

Results of Operations

Three months ended December 31, 2024 compared to the three months ended December 31, 2023

Sales

Three Months Ended December 31,
(in 000’s)
2024	2023
$3,441	$3,265

Net sales increased 5.4% to $3.441 million for the three months ended December 31, 2024 from $3.265 million for the three months ended December 31, 2023 due to higher one-time sales in the three months ended December 31, 2024.

Gross Profit

Three Months Ended December 31,
(in 000’s)
2024	2023
$936	$759

Along with the 5.4% revenue increase, gross profit increased 23.3% to $0.936 million for the three months ended December 31, 2024 from $0.759 million for the three months ended December 31, 2023 or an increase of $0.177 million. As a percentage of total revenues, gross profit percentage increased to 27.2% from 23.2% due to higher margin revenues.

Research and Development

Three Months Ended December 31,
(in 000’s)
2024	2023
$47	$72

Research and development expenses decreased by $(0.025) million or 35% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 due to headcount reduction.

Selling, General and Administrative Expense

Three Months Ended December 31,
(in 000’s)
2024	2023
$1,450	$1,517

The decrease in selling, general and administrative expense of $0.067 million or 4.4% was due to headcount reduction and lower compensation expense in the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Other Income (Expense)

Three Months Ended December 31,
(in 000’s)
2024	2023
$34	$36

Other Income(Expense) was $0.034 million for the three months ended December 31, 2024 compared to Other Income(Expense) of $0.036 million for the three months ended December 31, 2023 or a decline of $(0.002) million. The decline was due to a lower interest income on cash savings accounts in the three months ended December 31, 2023 compared to the three months ended December 31, 2024.

Net (Loss)

Three Months Ended December 31,
(in 000’s)
2024	2023
$(527)	$(794)

Net loss was $(0.527) million for the three months ended December 31, 2024 compared to a net loss of $(0.794) million for the three months ended December 31, 2023 or a loss reduction of $0.267 million. The loss reduction was due to the higher gross margin of $0.177 million and lower operating expenses of $0.092 million offset by lower other income of $(0.002) million.

Six months ended December 31, 2024 compared to the six months ended December 31, 2023

Sales

Six Months Ended December 31,
(in 000’s)
2024	2023
$8,693	$9,900

Net sales decreased 12.2% to $8.693 million for the six months ended December 31, 2024 from $9.900 million for the six months ended December 31, 2023 due to higher one-time sales in the six months ended December 31, 2023.

Gross Profit

Six Months Ended December 31,
(in 000’s),
2024	2023
$2,307	$2,578

Along with the 12.2% revenue decrease, gross profit decreased 10.5% to $2.307 million for the six months ended December 31, 2024 from $2.578 million for the six months ended December 31, 2023 or a decrease of $(0.271) million. As a percentage of total revenues, gross profit percentage increased to 26.5% from 26.0% due to higher margin revenues.

Research and Development

Six Months Ended December 31,
(in 000’s)
2024	2023
$109	$139

Research and development expenses decreased by $(0.030) million or 21.6% for the six months ended December 31, 2024 compared to the six months ended December 31, 2023 due to headcount reduction.

Selling, General and Administrative Expense

Six Months Ended December 31,
(in 000’s)
2024	2023
$2,827	$2,886

The decrease in selling, general and administrative expense of $0.059 million or 2.0% due to headcount reduction and lower compensation expense in the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Other Income (Expense)

Six Months Ended December 31,
(in 000’s)
2024	2023
$77	$92

Other Income(Expense) was $0.077 million for the six months ended December 31, 2024 compared to Other Income(Expense) of $0.092 million for the six months ended December 31, 2023 or a decline of $(0.015) million. The decline was due to a lower interest income on cash savings accounts in the six months ended December 31, 2023 compared to the six months ended December 31, 2024.

Net (Loss)

Six Months Ended December 31,
(in 000’s)
2024	2023
$(552)	$(355)

Net loss was $(0.552) million for the six months ended December 31, 2024 compared to a net loss of $(0.355) million for the six months ended December 31, 2023 or a loss increase of $(0.197) million. The loss reduction was due to a lower gross margin of $(0.271) million and lower operating expenses of $0.089 million offset by lower other income of $(0.015) million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. The cash balance at December 31, 2024 was approximately $5.316 million, as compared to $5.278 million at June 30, 2024.

Cash Flows from Operating Activities

Compared to December 31, 2023, net cash provided by operating activities increased by $1.402 million in December 31, 2024 due to cost reductions and lower inventory levels. Net cash provided by operating activities was $0.038 million for the six months ended December 31, 2024, primarily due to 0.202 million in working capital increases along with $(0.552) million in net losses and 0.388 million in other non-cash expenses. Within the working capital change, net cash provided included $1.518M in accounts receivable, inventory, prepaids, accrued expense, unearned warranty revenue offset by $(1.316) million in payables, customer deposit declines and lease liabilities. Net cash used in operating activities was $(1.364) million for the six months ended December 31, 2023, primarily due to $(1.190) million in working capital decreases along with $(0.355) million in net losses and offset by $0.181 million in other non-cash expenses. Within working capital change, the uses of cash of $(1.268) million included changes in receivables, inventory, prepaids, payables and customer deposits. Cash provided by working capital of $0.078 million was due to the changes in accrued expenses and lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was zero for the six months ended December 31, 2024. Net cash used in investing activities was $(0.012) million for the six months ended December 31, 2023, for equipment purchases.

Cash Flows from Financing Activities

Net cash used in financing activities was zero for the six months ended December 31, 2024 and the six months ended December 31, 2023.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2024 Form 10-K. There have been no material changes during the six months ended December 31, 2024 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at December 31, 2024 due to material weaknesses in our internal controls over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 13, 2025

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)