Form 10-Q
period 2025-03-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2025-05-15
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 9,933,679 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31,	June 30,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash	$5,369	$5,278
Accounts receivable, net	940	1,048
Inventories, net	3,065	3,117
Prepaid expenses and other	241	470
Total Current Assets	9,615	9,913
Long-Term Assets:
Right-of-use asset	1,142	144
Property and equipment, net	18	28
Intangibles, net	378	422
Other assets	15	16
Total Long-Term Assets	1,553	610
Total Assets	$11,168	$10,523

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,745	$2,261
Accrued expenses	351	320
Customer refunds	288	399
Customer deposits	1,534	1,651
Lease liability–current	219	151
Unearned warranty revenue	53	31
Total Current Liabilities	5,190	4,813

Long-Term Liabilities:
Lease liability–non-current	979	—
Total Long-Term Liabilities	979	—
Total Liabilities	6,169	4,813
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,933,679 and 9,896,850 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	—	—
Additional paid-in capital	12,047	11,965
Accumulated deficit	(7,048)	(6,255)
Total Stockholders’ Equity	4,999	5,710
Total Liabilities and Stockholders’ Equity	$11,168	$10,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net sales	$3,571	$3,890	$12,264	$13,790
Cost of goods sold	2,508	3,214	8,894	10,536
Gross profit	1,063	676	3,370	3,254

Operating expenses:
Research and development	49	73	157	212
Selling and marketing	429	547	1,421	1,717
General and administrative	855	705	2,691	2,421
Total operating expenses	1,333	1,325	4,269	4,350
Operating (loss)	(270)	(649)	(899)	(1,096)
Other income (expense)
Interest and other income, net	30	48	107	140
Total other income	30	48	107	140

Net (loss)	$(240)	$(601)	$(792)	$(956)

Weighted average shares outstanding: basic and diluted (Note 2)	9,911,015	10,436,519	9,901,554	10,593,229
Net (loss) income per common share basic and diluted	$(0.02)	$(0.06)	$(0.08)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three and Nine months ended March 31, 2025

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of June 30, 2024	9,896,850	$—	$11,965	$(6,255)	$5,710

Grant of options to officer	—	—	5	—	5
Net loss	—	—	—	(25)	(25)

Balance as of September 30, 2024	9,896,850	$—	$11,970	$(6,281)	$5,690

Grant of options to officer	—	—	32	—	32
Net loss	—	—	—	(527)	(527)

Balance as of December 31, 2024	9,896,850	$—	$12,003	$(6,808)	$5,195

Grant of options to officers	—	—	11	—	11
Issuance of stock to directors	36,829	—	23	—	23
Repriced options for directors and officer	—	—	11	—	11
Net loss	—	—	—	(240)	(240)

Balance as of March 31, 2025	9,933,679	$—	$12,047	$(7,048)	$4,999

Three and Nine months ended March 31, 2024

Balance June 30, 2023	10,685,778	$—	$12,462	$(4,883)	$7,579

Grant of options to officer	—	—	5	—	5
Net profit	—	—	—	439	439

Balance as of September 30, 2023	10,685,778	$—	$12,467	$(4,444)	$8,023

Grant of options to officer	—	—	5	—	5
Share buyback and cancellation	(109,135)	—	(101)	—	(101)
Net loss	—	—	—	(794)	(794)

Balance as of December 31, 2023	10,576,643	$—	$12,371	$(5,238)	$7,133

Grant of options to officer	—	—	5	—	5
Issuance of stock to directors	18,938	—	13	—	13
Share buyback and cancellation	(260,024)	—	(200)	—	(200)
Share buyback and cancellation for officer	(49,586)	—	(33)	—	(33)
Net loss	—	—	—	(601)	(601)

Balance as of March 31, 2024	10,285,971	$—	$12,157	$(5,840)	$6,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31
	2025	2024
Cash flows from operating activities:

Net (loss)	$(792)	$(956)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	59	(52)
Inventory reserve	277	433
Depreciation expense	10	9
Amortization expense	44	43
Right-of-use amortization	197	201
Stock option compensation expense	59	15
Stock issued for director expenses	23	13
Changes in operating assets and liabilities
Accounts receivable	50	67
Inventories	(226)	(234)
Prepaid expenses and other	230	(487)
Accounts payable	484	(50)
Accrued expenses and customer refunds	(81)	129
Unearned warranty revenue	22	26
Customer deposits	(117)	726
Lease liabilities	(148)	(207)
Net cash provided by (used in) operating activities	91	(324)
Cash flows from investing activities
Purchases of property and equipment	—	(12)
Net cash (used in) investing activities	—	(12)

Cash flows from financing activities
Stock Buyback	—	(334)
Net cash (used in) financing activities	—	(334)

Net increase (decrease) in cash	91	(670)
Cash, beginning of the period	5,278	6,616
Cash, end of the period	$5,369	$5,946
Non-cash investing and financing activities:
Right-of-use assets from new lease	$(207)	$—
Right-of-use assets from lease modification	$(988)	$—

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

Throughout 2020 and through 2022 the theatres reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of March 31, 2025, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and with the disclosures and risk factors presented therein. The June 30, 2024 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2025.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets and Liabilities Measured on a Non-recurring Basis - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of March 31, 2025 and June 30, 2024 the allowance for credit losses is approximately $436,000 and $378,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of March 31, 2025 and June 30, 2024, the inventory reserve was $1,383,000 and $1,106,000 respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer, and when performance conditions are satisfied at the customer location, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue from agreements with customers based on equipment shipment dates and when customer location work is completed. In cases of agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

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

Contract liabilities consist of customer refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement. The change in contract liabilities (customer deposits and unearned warranty revenue) during the nine months ended March 31, 2025 included $0.207 million for revenue recognized that was included in contract liability as of June 30 2024.

Contract Liabilities ($ in Thousands)	March 31,	June 30,
Contract Liabilities	2025	2024
Customer deposits	$1,534	$1,651
Unearned warranty revenue	53	31
Customer refunds	288	399
Total	$1,874	$2,081

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Disaggregation of Revenue ($ in Thousands)	2025	2024	2025	2024
Equipment upon delivery (point in time)	$3,540	$3,767	$12,138	$13,484
Installation (point in time)	18	107	85	255
Software and services (over time)	13	16	41	51
Total revenues	$3,571	$3,890	$12,264	$13,790

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs were approximately $4,600 and $13,600 for the three months ended March 31, 2025 and 2024, respectively and $16,800 and $23,200 for the nine months ended March 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There was no intangible asset impairments recognized for the three or nine months ended March 31, 2025 or 2024.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at March 31, 2025 and June 30, 2024 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	March 31, 2025	June 30, 2024
Inventory reserve	$387	$309
Accumulated depreciation	(4)	(6)
Accumulated goodwill amortization	58	63
Accumulated intangible amortization	122	125
Deferred rent	16	2
Warranty reserve	15	9
Stock compensation	68	68
Net operating loss carryforward	1,703	1,481
Allowance for doubtful accounts	106	106
Net	2,471	2,157
Valuation allowance	(2,471)	(2,157)
Total	$—	$—

Leases: In accordance with ASC 842, on July 1, 2024 the Company recognized Right of Use Assets in the amount of $1,062,000 and a lease liability of $1,062,000 for the leases associated with its executive office and warehouse space, as described in Note 7.

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of March 31, 2025 and June 30, 2024, the Company has established a warranty reserve of $41,000 and $69,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

	March 31,	June 30,
	2025	2024
Product warranty liability, beginning of period	$69	$53
Accruals for warranties issued	309	250
Settlements made	(337)	(234)
Product warranty liability, end of period	$41	$69

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements:

In November 2023, FASB issued ASU 2023-07 on segment disclosures. The amendments will be effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company).

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its fourth quarter of 2028 using a prospective transition method.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026 using a prospective transition method.

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

Loss per Share	For the Three Months		For the Nine Months
(In Thousands except for share	Ended March 31		Ended March 31
and per share price)	2025	2024	2025	2024
Numerator:
Net (loss)	$(240)	$(601)	$(792)	$(956)
Denominator:
Weighted average common shares outstanding, basic and diluted	9,911,015	10,436,519	9,901,554	10,593,229

Net (loss) per share
Basic and diluted	$(0.02)	$(0.06)	$(0.08)	$(0.09)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Nine Months Ended
	March 31
	2025	2024
Options	450,000	250,000
Total potentially dilutive shares	450,000	250,000

For the three and nine months ended March 31, 2025 and March 31, 2024 the Company had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 3— INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2025 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$698	$272
Patents	20 years	70	20	50
Trademark	20 years	78	22	56
		$1,118	$740	$378

The following table summarizes the Company’s intangible assets as of June 30, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer relations	11 years	$970	$660	$310
Patents	20 years	70	17	53
Trademark	20 years	78	19	59
		$1,118	$696	$422

Amortization expense was $15,000 and $15,000 for the three months ended March 31, 2025 and 2024, respectively, and $44,000 and $43,000 for the nine months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2025 in each of the years subsequent to March 31, 2025, and thereafter is as follows (amounts in thousands);

2025	$15
2026	60
2027	60
2028	60
2029	60
Thereafter	123
Total	$378

NOTE 4— ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	March 31,	June 30,
($ in Thousands)	2025	2024
Employee compensation	$254	$178
Accrued warranty	41	69
Freight	5	32
Sales tax	29	14
Other	22	27
Total	$351	$320

NOTE 5 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of March 31, 2025, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,020,000 stock-based awards available to grant under the Plan at March 31, 2025.

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

On March 25, 2025, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. cancelled the previously issued May 23, 2023 250,000 share options at $1.10 per share to outside directors consisting of 50,000 each to Directors Katherine Crothall,

Scott Anderson and John Stiska and as well as 100,000 options to CFO William Greene at $1.10 per share. The Board reissued the 250,000 options at $0.65 per share. On May 26, 2023, the Board granted either (i) 10,000 shares of the Company's stock, or (ii) options for 10,000 shares at $1.10 per share to each outside director Katherine Crothall, Scott Anderson and John Stiska. On March 25, 2025, the Board re-priced the $1.10 shares or options to $0.65 per share which resulted in an incremental stock-based compensation charge of $11,000 in the three and nine-months ended March 31, 2025.

The Company recognized compensation expense of approximately $22,000 and $5,000 for stock options during the three months ended March 31, 2025 and March 31, 2024, respectively, and $59,000 and $16,000 during the nine months ended March 31, 2025 and March 31, 2024, respectively. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model during the three and nine months ended March 31, 2025. There were no option grants during the three and nine months ended March 31, 2024:

	March 31,	December 31,
	2025	2024
	Options	Options

Risk-free interest rate	4.35%	4.22%
Expected volatility	84%	84%
Dividend yield	—%	—%
Expected option term in years	2.4	5.5

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of March 31, 2025 and changes during the nine months ended March 31, 2025 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	200,000	0.65
Granted during the period	250,000	0.65
Exercised during the period	—	—
Cancelled during the period	(250,000)	$(1.10)
Balance, March 31, 2025	450,000	$0.65

A summary of the status of the Company’s stock options as of March 31, 2024 and changes during the nine months ended March 31, 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Terminated/Expired during the period	—	—
Balance, March 31, 2024	250,000	$1.10

The following table summarizes information about outstanding and exercisable stock options at March 31, 2025:

Range of	Number	Number		Wtd. Avg.
Exercise Price	Outstanding	Exercisable	Wtd. Avg, Life	Exercise Price
$0.65	450,000	250,000	8.79 years	$0.65

There was no warrant activity or warrants outstanding during the year ended June 30, 2024 or for the nine months ended March 31, 2025 and 2024.

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash or in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. On February 24, 2025, the Company subsequently issued 36,829 shares to its independent directors for director fees earned during the eleven-month period of April 2024 through February 2025. On March 25, 2024, the Company issued 18,938 shares to its independent directors for director fees earned during the nine months ended March 31, 2024.

On March 23, 2023 the Board of Directors re-authorized a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $1 million of its outstanding common stock over the next 12 months. The program expired on March 23, 2024 and a new program was established on April 1, 2024. During the nine months ended March 31, 2024, the Company repurchased 418,745 of the Company’s stock at an average price of $0.78 per share. There were no share repurchases for the three months and nine months ended March 31, 2025.

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

$ in Thousands, except shares and dollar per share amounts

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
Mar 23, 2023 - Mar 31, 2023	47,467	$1.04	47,467	$951,000
May 18 - Jun 30, 2023	225,153	1.13	225,153	697,000
Nov 1, 2023 - Dec 31, 2023	109,135	0.93	109,135	594,000
Jan 1, 2024 - Mar 31, 2024	309,610	0.77	309,610	363,000
Total	691,365	$0.92	691,365	$363,000

NOTE 6 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: Two customers accounted for more than 12% and 8%, respectively, of the Company’s sales for the three months ended March 31, 2025. No customers accounted for more than 10% of the Company’s sales for the nine months ended March 31, 2025.

At March 31, 2025, the amount of outstanding receivables related to the one customer was approximately $284,000.

One customer accounted for 24% of the Company’s sales for the three months ended March 31, 2024. No customer accounted for more than 10% of the Company’s sales for the nine months ended March 31, 2024.

Vendors: Two vendors accounted for 24% and 20%, respectively, of the Company’s purchases for the three months ended March 31, 2025. Approximately 14% of the Company's purchases were provided by one vendor for the three months ended March 31, 2024. Two vendors accounted for 18% and 15%, respectively, of the Company’s purchases for the nine months ended March 31, 2025. Approximately 16% and 15% of the Company's purchases were provided by two vendors for the nine months ended March 31, 2024.

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

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The Company’s operating lease expense was $98,000 and $72,000 for the three months ended March 31, 2025 and 2024, respectively. The Company’s operating lease expense was $283,000 and $218,000 for the nine months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments at March 31, 2025 under these arrangements are as follows:

(in thousands)
Total
Operating leases	Payments
2025	$77
2026	313
2027	326
2028	303
2029	266
2030	159
Total undiscounted operating lease payments	$1,444
Less imputed interest (at 8.42%)	(246)
Present value of operating lease payments	$1,198

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2025:

Assets	(in thousands)
ROU assets-net	$1,142

Liabilities
Current operating lease liabilities	$219
Long-term operating lease liabilities	979
Total ROU liabilities	$1,198

The Company’s weighted average remaining lease term for its operating leases is 4.5 years using a weighted average discount rate of 8.42%.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no significant legal proceedings pending to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 8 — SUBSEQUENT EVENTS

Management has evaluated events from March 31, 2025 through May 15, 2025, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2024, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,
●	Our customers’ adjustments in their order levels,
●	Seasonality in our business, specifically our second fiscal quarter, is traditionally weaker,
●	Changes in our pricing policies or the pricing policies of our competitors or suppliers,
●	The addition or termination of key supplier relationships,
●	The rate of introduction and acceptance by our customers of new products and services,
●	Our ability to compete effectively with our current and future competitors,
●	Our ability to enter into and renew key relationships with our customers and vendors,
●	Changes in foreign currency exchange rates,
●	A major disruption of our information technology infrastructure,
●	Unforeseen catastrophic events such as the COVID-19 pandemic, armed conflict, terrorism, fires, typhoons and earthquakes,
●	A lack of entertainment content caused by entertainment content provider labor disputes, strikes and work shutdowns, and

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of March 31, 2025, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry recovers from the 2023 SAG-AFTRA strike, evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations.

Investment in growth.  Based on June 30, 2024 losses, we continue to selectively evaluate opportunities to expand our operations. We expect continued decreases to our total operating expenses in the foreseeable future to meet our revenue and cost control objectives. We plan to invest in our sales and support operations to support our new product initiatives and budget goals.

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

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Sales

Three Months Ended March 31,
(in 000’s)
2025	2024
$3,571	$3,890

Net sales decreased 8.2% to $3.571 million for the three months ended March 31, 2025 from $3.890 million for the three months ended March 31, 2024 due to higher one-time sales in the three months ended March 31, 2024.

Gross Profit

Three Months Ended March 31,
(in 000’s)
2025	2024
$1,063	$676

Gross profit dollars increased by $0.387 million or 57.2% to $1.063 million for the three months ended March 31, 2025 from $0.676 million for the three months ended March 31, 2024. As a percentage of total revenues, gross profit percentage increased to 29.8% from 17.4% due to higher margin product revenues along with lower inventory reserve additions.

Research and Development

Three Months Ended March 31,
(in 000’s)
2025	2024
$49	$73

Research and development expenses decreased by $(0.024) million or 33% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to headcount reduction.

Selling, General and Administrative Expense

Three Months Ended March 31,
(in 000’s)
2025	2024
$1,284	$1,252

The increase in selling, general and administrative expense of $0.032 million or 2.6% was due to higher compensation expense and rent expense in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other Income (Expense)

Three Months Ended March 31,
(in 000’s)
2025	2024
$30	$48

Other Income(Expense) was $0.030 million for the three months ended March 31, 2025 compared to Other Income(Expense) of $0.048 million for the three months ended March 31, 2024 or a decline of $(0.018) million. The decline was due to a lower interest income on cash savings accounts in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net (Loss)

Three Months Ended March 31,
(in 000’s)
2025	2024
$(240)	$(601)

Net loss was $(0.240) million for the three months ended March 31, 2025 compared to a net loss of $(0.601) million for the three months ended March 31, 2024 or a loss reduction of $0.361 million. The loss reduction was due to a combination of higher gross margin of $0.387 million, offset by higher operating expenses of $(0.008) million and lower other income of $(0.018) million.

Nine months ended March 31, 2025 compared to the nine months ended March 31, 2024

Sales

Nine Months Ended March 31,
(in 000’s)
2025	2024
$12,264	$13,790

Net sales decreased $(1.526) million or 8.2% to $12.264 million for the nine months ended March 31, 2025 from $13.790 million for the nine months ended March 31, 2024 due to higher one-time sales in the nine months ended March 31, 2024.

Gross Profit

Nine Months Ended March 31,
(in 000’s),
2025	2024
$3,370	$3,254

Gross profit increased $0.116 million or 3.6% to $3.370 million for the nine months ended March 31, 2025 from $3.254 million for the nine months ended March 31, 2024. As a percentage of total revenues, gross profit percentage increased to 27.5% from 23.6% due to higher margin product revenues in March 31, 2025 compared to March 31, 2024.

Research and Development

Nine Months Ended March 31,
(in 000’s)
2025	2024
$157	$212

Research and development expenses decreased by $(0.055) million or 25.9% for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 due to headcount reduction.

Selling, General and Administrative Expense

Nine Months Ended March 31,
(in 000’s)
2025	2024
$4,112	$4,138

The decrease in selling, general and administrative expense of $0.026 million or 0.6% due to headcount reduction and lower compensation expense in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Other Income (Expense)

Nine Months Ended March 31,
(in 000’s)
2025	2024
$107	$140

Other Income(Expense) was $0.107 million for the nine months ended March 31, 2025 compared to Other Income(Expense) of $0.140 million for the nine months ended March 31, 2024 or a decline of $(0.033) million. The decline was due to a lower interest income on cash savings accounts in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Net (Loss)

Nine Months Ended March 31,
(in 000’s)
2025	2024
$(792)	$(956)

Net loss was $(0.792) million for the nine months ended March 31, 2025 compared to a net loss of $(0.956) million for the nine months ended March 31, 2024 or a loss decrease of $0.164 million. The loss reduction was due to a combination of higher gross margin of $0.116 million and lower operating expenses of $0.081 million offset by lower other income of $(0.033) million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. The cash balance at March 31, 2025 was approximately $5.369 million, as compared to $5.278 million at June 30, 2024.

Cash Flows from Operating Activities

Compared to March 31, 2024, net cash provided by operating activities increased by $0.415 million in March 31, 2025 due to cost reductions. Net cash provided by operating activities was $0.091 million for the nine months ended March 31, 2025, primarily due to 0.214 million in working capital increases along with $(0.792) million in net losses and 0.669 million in other non-cash expenses. Within the working capital change, net cash provided included $0.786 million in accounts receivable, prepaids, payables and unearned warranty revenue offset by 0.572 million in inventory, accrued expenses, customer deposit declines and lease liabilities.

For the nine months ended March 31, 2024, net cash used by operating activities was $(0.324) million, primarily due to $(0.030) million in working capital decreases along with $(0.956) million in net losses and offset by $0.662 million in other non-cash expenses due primarily to extended payable terms. Within working capital change, the uses of cash of $(0.978) million included changes in inventory, prepaids, payables and lease liabilities offset by $0.948 million of changes in receivables, accrued expense, unearned warranty revenue, deposits and customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities was zero for the nine months ended March 31, 2025. Net cash used in investing activities was $(0.012) million for the nine months ended March 31, 2024, for equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was zero for the nine months ended March 31, 2025 and $(0.334) million used to repurchase shares in the nine months ended March 31, 2024.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2024 Form 10-K. There have been no material changes during the nine months ended March 31, 2025 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at March 31, 2025 due to material weaknesses in our internal controls over financial reporting as described below.

Prior to the completion of our IPO in July 2021, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2024, 2023 and 2022, we determined that we had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded. To improve internal controls and starting with the three months ended March 31, 2023 and continuing since, Management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and the CFO formally approves month end journal entries.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2025

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)