Form 10-K
period 2025-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2025-09-26
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

Registrant’s telephone number, including area code     (714) 751‑7998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on December 31, 2024 of $0.65) held by non–affiliates of the registrant was approximately $4.1 million.

As of September 26, 2025, there were 9,939,080 Shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless the context otherwise requires, we use the terms “MiT”, “Company”, “we”, “us” and “our” in this Annual Report on Form 10‑K (“Report”) refer to Moving iMage Technologies, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Moving iMage Technologies LLC and MiT Acquisition Co, LLC dba Caddy Products.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K ("Annual Report") contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. The forward-looking statements are contained principally in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, competitive position, business environment, and potential growth opportunities. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors” and elsewhere in this Report. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Report. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Report. You should read this Annual Report on Form 10‑K and the documents that we have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Any forward-looking statement made by us in this Annual Report on Form 10‑K speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward- looking statements, even if new information becomes available in the future. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

The Company’s annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K, and amendments thereto, are filed electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.movingimagetech.com. The Company includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this Annual Report. Copies of these reports are also available, without charge, by contacting Moving iMage Technologies, Inc. located at 17760 Newhope Street, Fountain Valley, CA 92708. Our telephone number is (714) 751‑7998.

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

Industry and Revenue Drivers

Our Industry

Trends

In 2024, movie release revenues decreased slightly to $8.6 billion down from $9 billion in 2023 due to steady post- pandemic movie releases as well as the end of the SAG/AFTRA strikes in November 2023. New movie production and related releases did not rebound until the summer of 2023.

Convenient and Affordable Form of Out-Of-Home Entertainment.   Movie-going continues to be one of the most affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $11.75 in 2024. Movie theaters continue to draw more people than all theme parks and major U.S. sports combined according to the Motion Picture Association of America.

Increased Importance and Growth of International Markets. According to Gower Street Analytics, 2025  Global box office revenues were about $30 billion in 2024. The U.S./Canada market contributed approximately $8.8 billion. The international market accounted for the remaining $21.2 billion, or roughly 70% of the worldwide total.

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

New Theater Construction.   According to the National Association of Theatre Owners, the number of U.S. movie screens declined from 39,000 in 2025 from 44,000 in 2024 due the lingering impacts of COVID and the SAG/AFTRA strikes. While the strikes ended in November 2023, movie production and related movie releases did not rebound until the summer of 2024.

Existing Theaters — Upgrades and Refurbishing. Upgrade and refurbishing opportunities consist of four segments:

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

Projection replacements and upgrades.   According to the Motion Picture Association of America, at the end of 2024 there were 40,000 cinema screens in the United States and approximately 203,000 elsewhere around the globe, and 96% of the world’s cinema screens are digitized; the conversion to digital cinema began in 2006. Laser projection continues to replace lamp-based systems across global exhibition. Industry sources indicate that as of 2024, roughly the low-teens percentage of cinema screens worldwide were laser-equipped, with lamps representing less than one-fifth of new projector sales. Multiple large circuits have announced estate-wide laser upgrades in recent years. In North America, major exhibitors have also committed significant multi-year capex programs that include laser projection deployments.

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

Enterprise and Operations Software Solutions

CineQC — Cinema Quality Control Platform

CineQC is MiT’s quality assurance and remote access software designed to support cinema operations. The system provides monitoring and control functions that allow operators to oversee and adjust auditorium conditions, such as lights, volume, masking, air conditioning, projection, and audio settings. These functions are available in real time, enabling theaters to identify and address operational issues efficiently and maintain consistent service standards.

In addition, CineQC provides reporting functions for both real-time and after-action reviews, supporting management oversight of auditorium checks and overall facility performance. The system is intended to (i) assist in resolving routine auditorium issues (e.g., volume, lighting, or air conditioning adjustments), (ii) facilitate task redistribution to improve staff efficiency, (iii) enable cost-saving measures, such as reducing projector lamp usage when auditoriums are unoccupied, and (iv) provide management with visibility into whether operational checks are being completed.

While CineQC is part of our ongoing efforts to maintain operational quality and efficiency in cinema environments, we view it as a platform that positions us to respond as the exhibition industry evolves. We are monitoring market adoption trends and operational changes across the sector and believe CineQC provides the flexibility to align with these developments. The pace and scale of any broader deployment will depend on customer acceptance and industry dynamics, which remain subject to change.

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

MiTranslator — Beginning in 2016, the Americans with Disabilities Act (ADA) required theaters to have provisions for seeing- and hearing-impaired patrons. In 2022, we acquired the ADA compliance product line from QSC, giving MiT ownership of the leading and easiest-to-operate products for theater ADA compliance. Since that acquisition, we have continued to see steady growth in this category as exhibitors adopt our solutions for accessibility.

In parallel, we are actively gauging market demand between two important factors: (i) affordable ADA-compliant solutions that meet theaters’ baseline compliance requirements, and (ii) enhanced systems that expand access through multi-language capabilities. In partnership with Hana Media, we continue to productize and market the MiTranslator system, combining ADA compliance with multi-language functionality. While U.S. cinemas remain obligated under ADA regulations to provide accessibility devices, we recognize that many cinemas and patrons increasingly prefer the convenience of using their own personal devices. MiTranslator’s development path is to address both needs by offering a mobile application for a user’s personal device, while also supporting AR (Augmented Reality) glasses when required. This flexibility enables captions in any language to be displayed through either option, allowing non-native English-speaking patrons as well as those requiring accessibility features to enjoy the cinematic experience more fully. Sign language support will also be supported within the same platform.

We believe this product category positions MiT to serve both the immediate compliance needs of cinemas and the broader objective of expanding access to underserved audiences, supporting both exhibitors and patrons as the market evolves.

Direct View LED screens. MiT is the only company that has installed and commissioned the three leading DCI Directview LED cinema systems (“Samsung ONYX Cinema”, “LG DVLED Cinema” & “SONY Crystal LED”). Additionally, MiT utilizing our in-house design fabrication and manufacturing has designed and installed custom DirectView LED Screen frames for two of those installations.

We believe that Direct View LED is disruptive to the current front projection paradigm and offers several benefits to exhibitors and filmmakers which we believe will drive demand for these systems in the years to come. While LED displays have been around for years (e.g., the giant displays in virtually every sports arena), the constant miniaturization of this technology has now made cinema exhibitions possible. Direct View LED screens utilize a technology that is an alternative to the century-old streaming of projector light thrown onto screens; the LED screen is more akin to a giant television screen, and its use renders the projection booth and mezzanine unnecessary reducing construction costs. These emissive displays can deliver dramatically improved contrast for a dynamic image range substantially in excess of projection capabilities. Also, LED is ideal for displaying High Dynamic Range (HDR) which we believe is the main video aesthetic enhancement used to boost audience experience in cinemas. Since the LED consumes no power when they are switched off to ‘illuminate’ black, this saves electricity versus the always-on energy of laser projection or xenon lamps. LED panels can also last up to 100,000 hours or 15 years, whereas projectors have a lifespan of barely half that.

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

Our top ten customers accounted for approximately 44% and 45% of net revenues for the years ended June 30, 2025 and 2024, respectively. Trade accounts receivable from these customers represented approximately 41% and 62% of net receivables at June 30, 2025 and 2024, respectively. No customer accounted for more than 10% of the Company’s revenue for the years ended June 30, 2025 and 2024. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Manufacturing and Assembly

The Company has 21,000 square feet of office, warehouse and in-house manufacturing/assembly space in Southern California, which is home to our corporate offices, engineering, distribution, integration as well as service and support divisions. A global network of service partners and OEM manufacturers augments our primary location.

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

Backlog

Our sales backlog at June 30, 2025 was approximately $7.52 million, which represents orders currently planned for April 30, 2026 shipment. Backlog at June 30, 2024 was $5.93 million. All open orders at June 30, 2024 were fulfilled in the year ended June 30, 2025.

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

From time to time, in the normal course of its business, we will have customers who are unable to proceed with a theater system installation or upgrade for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation or upgrade, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial fees that the customer previously made to us are recognized as revenue.

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

Employees

We employed 25 full-time equivalent personnel as of June 30, 2025. We are not a party to any collective bargaining agreement.

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

With respect to those other products and components which we offer but do not manufacture in-house, the loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could adversely impact our financial condition, operating results and cash flows. In addition, supply interruptions have in the past arisen and could arise in the future from effects of shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control.

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

To ensure an adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products and services, our suppliers may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

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

Our top ten customers accounted for approximately 44% and 45% of net revenues for the years ended June 30, 2025 and 2024, respectively. Trade accounts receivable from these customers represented approximately 41% and 62% of net receivables at June 30, 2025 and 2024, respectively. No individual customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2025 or 2024. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

At June 30, 2025, our sales backlog was approximately $7.52 million, with planned order shipments by April 30, 2026. We list signed contracts for theater construction or refurbishing for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed agreements that are expected to be recognized as revenue in the future and includes initial fees along with the value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of our customers with which we have signed contracts may complete theatrical construction or refurbishing systems that are included in our backlog. This could adversely affect our future revenues and cash flows. In addition, customers with obligations in backlog sometimes request that we agree to modify or reduce such obligations, which we have agreed to in the past under certain circumstances. Customer requested delays in the construction or refurbishing of theaters in backlog remain a recurring and unpredictable part of our business. Specifically, as a result of the effects of the COVID‑19 pandemic, a significant number of our customers had temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects.

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

Natural disasters and other catastrophic events beyond our control, have and could continue in the future to adversely affect our business operations and financial performance.

The occurrence of the global COVID‑19 pandemic has had a material adverse effect on our business. A significant number of our customers have temporarily ceased operations and others have cancelled or pushed back the delivery of pending product orders and/or delayed the start of scheduled theater refurbishing and construction projects. In addition, we have experienced increased challenges in our cost of acquiring new customers and increased risk in collectability of accounts receivable. As a result of the aforementioned factors, our financial and operating results for the year ended  June 30, 2026 have been and our projected financial and operating results for fiscal 2026 will be adversely affected.

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

Trade disputes could have a material adverse impact on our business, financial condition, liquidity and results of operations.

Trade disputes can lead to the implementing of tariffs on products or on commodities that we use in our operations which could cause significant fluctuations in prices and have a material adverse effect on our operations and financial results. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. A series of executive orders issued in March and April of 2025 proposed significant changes to U.S. trade policy, including a baseline 10% tariff on a broad range of imported goods, unless replaced by higher country-specific rates. These actions have prompted actual or threatened retaliatory measures against U.S. exports. However, there is currently significant uncertainty about potential trade actions or how they may affect our business. We cannot predict the impact that future trade policy or the terms of any negotiated trade agreements may have on our business or on our industry.

We are subject to the rules and regulation of the NYSE American stock exchange and are required to comply with certain continued exchange listing standards and requirements or be subject to delisting.

Our common stock is currently listed on and subject to the rules and regulations of, the NYSE American, LLC stock exchange (“NYSE American”). As a result, the Company is required to comply with certain continuing listing standards to continue to trade its stock on the NYSE American. For example, in the event our shares of common stock trade at a low price and for a substantial period of time determined by NYSE American, the Company may be notified to take certain action to regain compliance with such listing requirement, which may include effecting a reverse stock split within a reasonable time or face the possibility of having its stock delisted by NYSE American. Also, we must be current in our SEC reporting obligations. If the Company fails to meet one or a combination of such continued listing standards, the NYSE American may seek to delist the Company’s shares. Action taken by the NYSE American to delist our stock may adversely impact the trading price and trading volume of our shares and adversely affect the Company’s ability raise additional equity or equity linked financing. There can be no assurance we will continue to meet all of the NYSE American’s continued listing requirements.

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

Motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. Strikes by the Writers Guild of America and the Screen Actors Guild-American Federation of Television and Radio Artists during 2023 halted production of motion pictures for several months and are expected to delay or otherwise affect the supply, of certain motion pictures, and thus the demand for our products.

Other film and content delivery methods, including video streaming, network, syndicated cable and satellite television, as well as video-on-demand, pay-per-view services, subscription streaming services, and social media platforms may also affect our business negatively. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, video gaming, social media, amusement parks, live music concerts, live theater, and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce the demand for our products and materially and adversely affect our business and results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market may not develop or continue to be liquid and the market price of shares of our common stock may be volatile.

Prior to the listing of our common stock on NYSE American, there was no public market for any of our securities, and an active market for our common stock may not develop or be sustained after, which could depress the market price of shares of our common stock and could affect the ability of our stockholders to sell our common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our common stock. An inactive market may also impair our ability to raise capital by selling shares of our common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using shares of our common stock as consideration.

The public price of our common stock could be subject to wide fluctuations in response to the risk factors described in this prospectus and others beyond our control, including:

●	changes in the industries in which we operate;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale; and

●

general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

In addition, securities exchanges have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

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

Our directors and executive officers beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of September 26, 2025. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our certificate of incorporation whether to issue additional Common Stock and preferred stock, including to itself, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This concentration of ownership may also have the effect of delaying or preventing a third party from acquiring control of our company, which could adversely affect the price of our Common Stock.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2025 due to the material weaknesses described below.

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

Prior to the completion of our IPO, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing our consolidated financial statements for the years ended June 30, 2025 and 2024, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. All the shares of Common Stock subject to outstanding awards and reserved for issuance under our equity incentive plans have been registered on Form S‑8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and issue equity securities to pay for any such acquisition or investment. Furthermore, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, then the trading price of our Common Stock could decline. Any such issuances of additional capital stock, sale of Common Stock by existing stockholders, or the perception in the market of stock issuances or sales, may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Common Stock to decline.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.      Cybersecurity

We recognize the importance of cybersecurity in safeguarding sensitive information, withstanding and recovering from adverse events, and protecting stockholders' interests.  We currently manage cybersecurity risks by utilizing basic security protocols, such as network monitoring and access controls.  Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes that are designed to ensure such potential cybersecurity risks are monitored, putting in place reasonable appropriate mitigation measures and maintaining cybersecurity programs.  Any significant incidents are reported to the board of directors, however the board of directors does not have a designated cybersecurity committee.  During the fiscal year ended June 30, 2025, we have not identified any indication of a cybersecurity incident that would materially affect our business.

ITEM 2.         PROPERTIES

Our corporate headquarters is located in Fountain Valley, California, and covers 14,700 square feet pursuant to an operating lease that expires in 2030 at a monthly rental of $20,267. We also lease an additional 6,300 square foot warehouse facility in Whittier, CA pursuant to an operating lease that expires in 2028 at a monthly rental of $6,209.

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

Holders

As of September 26, 2025, there were 12 holders of record of our Common Stock.

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

Unregistered Sales of Equity Securities

For this fiscal year, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

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

Throughout 2020 and 2021 theaters reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of June 30, 2025, a large majority of domestic and international theaters were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations.

Investment in growth.  Based on 2025 losses, we will selectively invest in expanding our operations. We expect our total operating expenses to decrease in the foreseeable future to meet our revenue and cost control objectives. We plan to invest in our sales and support operations to support our new product initiatives and budget goals.

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

Ability to Maintain Gross Margins.  Our gross margins have been and are expected to continue to be affected by a variety of factors, including competition, the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of components and assembly and test service costs and inventory write downs, if any. Our goal is to strive to maintain gross profits for products that may have a declining average selling price by continuing to focus on increased sales volume and looking to reduce operating costs. Decreases in average selling prices are primarily driven by competition and by reduced demand for products that face potential or actual technological obsolescence. We also focus on managing our inventory to reduce our overall exposure to price erosion. In addition, we seek to introduce new products and services with higher gross margins to offset the potential effect of price erosion on other lines of products. For example, we have recently produced and began marketing a new system which combines full compliance with the Americans with Disabilities Act with a multi-language capability — we expect this system will have higher margins than a substantial number of existing products we offer. In addition, we expect our offerings of Direct View LED screens to also carry significantly higher margins.

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

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

●	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,

●	Our customers’ adjustments in their order levels,

●	Seasonality in our business, specifically our second fiscal quarter which is traditionally weaker,

●	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

●	The addition or termination of key supplier relationships,

●	The rate of introduction and acceptance by our customers of new products and services,

●	Our ability to compete effectively with our current and future competitors,

●	Our ability to enter into and renew key relationships with our customers and vendors,

●	Changes in foreign currency exchange rates,

●	A major disruption of our information technology infrastructure,

●	Unforeseen catastrophic events such as the COVID‑19 pandemic, armed conflict, terrorism, fires, typhoons and earthquakes, and

●	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

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

Results of Operations

Year ended June 30, 2025 compared to year ended June 30, 2024

Net sales

Year Ended June 30,
(in 000’s)
2025	2024
$18,147	$20,139

Net revenues decreased 9.9% to $18.147 million for the year ended June 30, 2025 from $20.139 million for the prior fiscal year primarily due to the protracted SAG/AFTRA strike. Backlog at June 30, 2025 was approximately $7.52 million, which represent orders currently planned for April 30, 2026 shipment. Backlog at June 30, 2024 was $5.93 million.

Gross Profit

Year Ended June 30,
(in 000’s),
2025	2024
$4,573	$4,683

Along with the revenue decline for the year ended June 30, 2025, gross profit dollars decreased 2.3% to $4.573 million or by $0.110 million for the year ended June 30, 2025 from $4.683 million for the prior fiscal year. As a percentage of total revenues, gross margin increased to 25.2% for the year ended June 30, 2025 from 23.3% for the prior year. Compared to the prior year, the increase in gross margin as a percentage of revenues was driven primarily by product mix, as lower margin seat revenues made up a larger percentage of total revenues in the year ended June 30, 2024.

Research and Development

Year Ended June 30,
(in 000’s)
2025	2024
$203	$277

The $74,000 decrease in research and development expense was largely due to decreased compensation expense related to headcount reduction compared to the year ended June 30, 2024.

Selling, General and Administrative Expense

Year Ended June 30,
(in 000’s)
2025	2024
$5,456	$5,963

2025 Selling, General and Administrative expense decreased by $507,000 or 8% compared to 2024 primarily due to higher facility rent offset by lower compensation costs related to headcount reduction, lower marketing expense and lower public company compliance costs in 2025.

Interest and Other (Expense)/Income

Year Ended June 30,
(in 000’s)
2025	2024
$138	$185

Interest and Other Income(Expense) was $0.138 million for the year ended June 30, 2025 compared to Other Income(Expense) of $0.185 million for the year ended June 30, 2024 or a decline of $(0.047) million.  The decline was due to a lower interest income on cash savings accounts for the year ended June 30, 2025 compared to the year ended June 30, 2024.

Net Loss

Year Ended June 30,
(in 000’s)
2025	2024
$(948)	$(1,372)

Net loss of $(0.948) million for the year ended June 30, 2025 compared to a net loss of $(1.372) million for the prior year and improved by $0.424 million. This net loss decrease was largely due to the staff reductions related to headcount reduction in 2025.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. Our cash balance at June 30, 2025 was approximately $5.715 million, as compared to $5.278 million at June 30, 2024.

As of June 30, 2025, and following the COVID-19 pandemic, a large majority of domestic and international theaters were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations.

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.411 million for year ended June 30, 2025, primarily due to $0.801 million in working capital increases along with the $(0.948) million in net losses and offset by $0.558 million in other non-cash expenses. Within the $0.801 million working capital increase, cash used by operations included inventory, prepaid expenses, accounts payable, accrued expense and unearned warranty revenue and offset primarily by changes in accounts receivable, customer deposits and lease liabilities.

For the year ended June 30, 2024, net cash used in operating activities was $(0.80) million for year ended June 30, 2024, primarily due to $(0.60) million in working capital decreases along with the $(1.37) million in net losses and offset by $1.17 million in other non-cash expenses.  Within the $(0.60) million working capital decrease, cash used by operations included accounts receivable, prepaid expenses, customer deposits, lease liabilities and offset primarily by changes in inventory, accounts payable, accrued expenses.

Cash Flows from Investing Activities

For the year ended June 30, 2025, net cash used by investing activities was zero. For the year ended June 30, 2024, net cash provided by investing activities was $(0.012) for equipment purchases.

Cash Flows from Financing Activities

For the year ended June 30, 2025 net cash used by financing activities was zero.  For the year ended June 30, 2024, net cash used by financing activities was $(0.530) million due to the stock buyback program.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 44% and 45% of net revenues for the years ended June 30, 2025 and 2024, respectively. Trade accounts receivable from these customers represented approximately 41% and 62% of net receivables at June 30, 2025 and 2024, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our contractual obligations consist principally of leasing equipment and facilities under operating leases. The future estimated payments under these arrangements are summarized below:

Operating leases	Total
($ in Thousands)	Payments
2026	$313
2027	326
2028	303
2029	266
2030	159
Total future minimum lease payments	$1,367
Less imputed interest	(222)
Present value of operating lease payments	$1,145

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As an smaller reporting company, the Company is not required to include in this Annual Report Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth following Item 16 of this Annual Report and are incorporated herein by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at June 30, 2025 due to material weaknesses in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2025 due to the material weaknesses described below.

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

During the course of preparing our consolidated financial statements for the years ended June 30, 2025 and 2024, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded until the end of March 2024. To improve internal controls, and starting with the three months ended March 31, 2024 and continuing since, Management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and the CFO formally approves month end journal entries.

Changes in Internal Control over Financial Reporting

Other than as described below, during the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate these weaknesses, there can be no assurance that we will be able to timely remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Management will continue to update its internal control design, documentation and testing.

Attestation Report

As an emerging growth company, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

ITEM 9B.      OTHER INFORMATION

None.

ITEM 9C       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Executive Officers and Directors:

Name	Age	Title

Executive Officers and Directors:
Phil Rafnson	78	Chief Executive Officer and Chairman of the Board
Francois Godfrey	54	President and Chief Operating Officer
Jose Delgado	62	Executive Vice President, Sales and Marketing
Bevan Wright	56	Executive Vice President, Operations
William Greene	69	Chief Financial Officer
Katherine D. Crothall, Ph.D.	76	Director
John C. Stiska	83	Director
Scott Anderson	71	Director

Key Personnel:
David Richards	69	Senior Vice President, Engineering
Frank Tees	51	Vice President, Technical Sales & Support

Phil Rafnson has been our Chairman of the Board since the Company’s founding in 2003 and became President and Chief Executive Officer in January 2021. Mr. Rafnson resigned as President effective October 30, 2024.  Mr. Rafnson has been a major participant in the cinema equipment business for over 30 years going from a sound engineer for RCA Service Co. to National Sales Manager for Xetron Inc., to President and owner of Media Technology Source (MTS), one of the largest global cinema equipment distribution companies until he sold MTS in 1999. He has served as Board member of the International Theatre Equipment Association for 12 years and Officer and President of that association for more than 4 years. Mr. Rafnson’s experience in the cinema equipment industry qualifies him to serve on our board of directors.

Francois Godfrey was appointed President to succeed Phil Rafnson and also appointed our Chief Operating Officer and to the Board on October 30, 2024. He is an accomplished executive with over three decades of experience in business development, sales, and marketing across the cinema and professional services industries. Francois joined Moving iMage Technologies in 2022 as VP of Business Development, Francois leads strategic initiatives for new products and SaaS solutions. He began his career managing cinema operations while overseeing FF&E purchasing and construction. At QSC Audio Products, Francois spearheaded the global launch of cinema loudspeaker and processor lines, building a robust distribution network. As VP of Marketing at Ballantyne Strong, he led the company’s transition from manufacturing to distribution, driving significant growth. At Barco, Francois played a pivotal role in expanding the adoption of laser projection systems, leading cross-functional teams to grow market share and increase revenue, while overseeing the successful launch of new technologies worldwide. At Christie Digital Systems, he spearheaded the acquisition and launched the Cinergy SaaS platform, securing contracts with major cinema chains like AMC, Cinemark, and Regal. Mr. Godfrey’s wide experience in business development and marketing in the cinema industry qualifies him to serve on our board of directors.

Jose Delgado has been our Executive Vice President, Sales and Marketing since the Company’s founding in 2003. Prior to joining MiT, Mr. Delgado spent fifteen years at Christie Digital Systems in increasing positions of responsibility, as National Sales Manager, Director of Sales, and Vice President of Sales. During his tenure helped the company become a major force in the cinema industry. Previously he held various positions at JVC, including Sales Representative for video products for the Los Angeles and Las Vegas markets.

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

John C. Stiska became a Director in July 2021. Since 2005, Mr. Stiska is Chairman & CEO of AscentX Medical, Inc. a privately held medical device company based in San Diego and has been the principal of Regent Partners, a merchant banking firm, and was a Senior Advisor to Agility Capital, LLC, a venture lending fund from 2007 to 2013; prior to that he was Chairman of Commercial Bridge Capital, LLC, also a venture lending fund. Over the past two decades, John Stiska has served as a CEO, Chairman, Director and investor in more than thirty private and public companies. Underlying his extensive, twenty-year business leadership and development experience, and service on numerous Boards of Directors, John was a practicing Corporate and Securities partner at Brobeck, Phleger & Harrison, and of Counsel at Latham & Watkins. He also taught Securities Regulation as an Adjunct Professor of Law at the University of San Diego School of Law. He started his career and became a partner at Luce, Forward, Hamilton & Scripps, before being one of the founding partners of Aylward, Kintz, Stiska, Wassenaar and Shannahan, which merged into and became the San Diego Office of the Brobeck Firm, shortly after which time he joined Intermark, Inc. as President, and subsequently took Intermark, Inc. and its majority owned company Triton Group Ltd through an extensive Chapter 11 reorganization and refinancing, emerging as a successfully restructured public company, Triton Group Ltd. Mr. Stiska received a B.A. in Accounting, BBA, in 1965 and a J.D. from the University of Wisconsin in 1970. Mr. Stiska’s extensive experience in public company finance and related corporate matters qualifies him to serve on our board of directors.

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

●

recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10‑K;

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

Code of business conduct and ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A current copy of this code is posted on the Corporate Governance section of our website, which is located at www.movingimagetech.com. The information on our website is deemed not to be incorporated in this Report or to be a part of this Report. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8‑K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 30, 2025, except that William Greene did not timely file a Form 4 reporting for one stock option award and each of John C. Stiska, Katherine D. Crothall, Ph.D. and Scott Lloyd Anderson did not timely file a Form 4 for one option award and one stock award, and Jose Delgado did not timely file a Form 4 for a private transaction with the Company.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 30, 2025.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance by the Company and our directors, officers, and employees with insider trading laws, rules and regulations and the listing standards of NYSE American. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2025 and 2024. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

				All Other
	Fiscal			Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	Total ($)

Philip Rafnson	2025	$160,985	$100,000	$—	$260,985
President and Chief Executive Officer	2024	$218,667	$28,000	$—	$246,667

Francois Godfrey	2025	$209,113	$15,000	$92,000	$316,113
President and Chief Operating Officer	2024	$180,000	$8,000	$—	188,000

Jose Delgado(1)	2025	$215,361	$—	$—	$215,361
Executive Vice President, Sales and Marketing	2024	$233,730	$28,000	$—	$261,730

Bevan Wright	2025	$215,294	$—	$—	$215,294
Executive Vice President, Operations	2024	$233,730	$28,000	$—	$261,730

William Greene	2025	$203,088	$—	$—	$203,088
Chief Financial Officer	2024	$220,487	$28,000	$—	248,487

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

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards grants for any named executive officer during the fiscal year ended June 30, 2025. For information concerning outstanding equity awards held by named executive officers, see Note 8 in the Notes to the Consolidated Financial Statements.

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

2019 Omnibus Incentive Stock Plan

We have adopted a 2019 Omnibus Incentive Stock Plan (the “Plan”). On February 14, 2022, our stockholders approved an amendment increasing the number of stock-based awards available for issuance under the Company’s Plan from 750,000 shares to 1,500,000 shares. At June 30, 2025, an aggregate of 1,150,000 shares of our Common Stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates.

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

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended June 30, 2025.

	Fees
	Earned
	or Paid	Option	Stock
	in Cash	Awards	Awards	Total
Name	($)	($)(1)(2)	($)(3)	($)
Katherine D. Crothall, Ph.D.	$1,800	$—	$6,000	$7,800
John C. Stiska	$7,887	$—	$4,800	$12,687
Scott Anderson	$1,800	$—	$12,000	$13,800

(1)

The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 1 - Business Activity And Summary Of Significant Accounting Policies” to our consolidated financial statements for the year ended June 30, 2025.

(2)

On May 26, 2023, the Board of Directors (the "Board") cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson.

(3)

For the year ended June 30, 2025, and as part of director compensation, outside directors opted to receive shares in lieu of cash.

On March 25, 2025, the Board cancelled the previously issued May 23, 2023 150,000 share options at $1.10 per share to outside directors consisting of 50,000 each to Directors Katherine Crothall,Scott Anderson and John Stiska. The Board reissued the 150,000 options at $0.65 per share. On May 26, 2023, the Board granted either (i) 10,000 shares of the Company's stock, or (ii) options for 10,000 shares at $1.10 per share to each outside director Katherine Crothall, Scott Anderson and John Stiska. On March 25, 2025, the Board re-priced the $1.10 shares or options to $0.65 per share which resulted in an incremental stock-based compensation charge of $11,000 in the year ended June 30, 2025.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Applicable percentage ownership is based on 9,896,850 shares of Common Stock outstanding at September 26, 2025.

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

	Shares Beneficially Own
Name of Beneficial Owner	Shares		%
Named Executive Officers and Directors
Phil Rafnson	2,074,828	(1)	20.9%
Bevan Wright	635,185		6.4
Jose Delgado	461,917		4.7
Francois Godfrey	91,667	(2)	*
William Greene	81,250	(2)	*
Katherine D. Crothall, Ph.D.	85,725	(3)	*
John C. Stiska	61,669	(3)	*
Scott Anderson	80,441	(3)	*
All executive officers, directors as a group (8 persons)	3,572,682		36.0%

* Indicates ownership of less than 1%

(1)	Shares held by Sound Management Investors, LLC, an entity wholly owned and controlled by Mr. Rafnson.
(2)

Includes the following: 50,000 shares of common stock underlying vested stock options and 41,667 shares underlying stock options vesting within 60 days of June 30, 2025 for Mr. Godfrey; and 52,083 shares of common stock underlying vested stock options and 29,167 shares underlying stock options vesting within 60 days of June 30, 2025 for Mr. Greene.

(3)

Includes 50,000 shares of common stock underlying fully vested options for each of Dr. Crothall and Messrs. Stiska and Anderson, and 35,725 shares of common stock held by Dr. Crothall, 11,669 shares of common stock held by Mr. Stiska,and 30,441 shares shares held by Mr. Anderson.

On March 25, 2025, the Board cancelled the previously issued May 23, 2023 150,000 share options at $1.10 per share to outside directors consisting of 50,000 each to Directors Katherine Crothall, Scott Anderson and John Stiska. The Board reissued the 150,000 options at $0.65 per share. On May 26, 2023, the Board granted either (i) 10,000 shares of the Company's stock, or (ii) options for 10,000 shares at $1.10 per share to each outside director Katherine Crothall, Scott Anderson and John Stiska. On March 25, 2025, the Board re-priced the $1.10 shares or options to $0.65 per share which resulted in an incremental stock-based compensation charge of $11,000 in the year ended June 30, 2025.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of June 30, 2025. We have adopted a 2019 Omnibus Incentive Stock Plan (the “2019 Plan”) and on February 24, 2022, at the annual meeting, the stockholders of the Company approved an amendment increasing the number of stock-based awards available for issuance under the 2019 Plan from 750,000 shares to 1,500,000 shares. Further information about the 2019 Plan, refer to Item 11. “Executive Compensation - 2019 Omnibus Incentive Stock Plan.”

(c)
Number of
securities
remaining
	(a)	(b)	available
	Number of	Weighted-	for future
	securities	average	issuance
	to be issued	exercise	under equity
	upon	price per	compensation
	exercise of	share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	450,000	0.65	1,220,000
Equity compensation plans not approved by stockholders	—	—	—
Total	450,000	0.65	1,220,000

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have agreed to indemnify, defend and hold harmless the members of Moving iMage Technologies LLC from any taxes which may at any time be asserted with respect to the Share Exchange.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. We also have purchased a policy of directors’ and officers’ liability insurance that will insure our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

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

A “related party” means:

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

Transactions with Related Parties

Except as described below, which transaction does not constitute as a Related Person transaction as defined under the Securities Act, none of the Related Person has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

On February 28, 2024, the Company and Jose Delgado, Executive Vice President of Sales agreed to sell 49,586 shares of our common stock at a price of $0.667 per share (based on the closing stock price as of February 27, 2024) for a total of $33,073, which amount represents satisfaction of Mr. Delgado’s $25,037 outstanding obligation to the Company plus an estimated $8,037 in federal and California state income taxes incurred in connection with the sale.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by our independent registered public accounting firm, Haskell & White LLP, for the fiscal years ended June 30, 2025 and 2024.

Pre-Approval Policies and Procedures

The Audit Committee is directly responsible for approving all audit engagement fees and terms, and for oversight of the work of the company's registered public accounting firm engaged (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act of 1934, as amended (the “Exchange Act”), which are approved by the Committee prior to the completion of the audit.

All fees described below were approved by the Audit Committee:

	For the fiscal years ended June 30
	2025	2024
Audit Fees – H&W (1)	$221,615	$210,105
Audit Related Fees	—	—
Tax Fees	13,100	10,200
All Other Fees	—	—
Total Fees:	$234,715	$220,305

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

ITEM 16.       FORM 10‑K SUMMARY

None.

MOVING IMAGE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

June 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Moving iMage Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moving iMage Technologies, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California September 26, 2025

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2025	2024

Assets
Current Assets:
Cash	$5,715	$5,278
Accounts receivable, net	1,464	1,048
Inventories, net	2,066	3,117
Prepaid expenses and other	162	470
Total Current Assets	9,407	9,913
Long-Term Assets:
Right-of-use asset	1,087	144
Property and equipment, net	15	28
Intangibles, net	364	422
Other assets	15	16
Total Long-Term Assets	1,481	610
Total Assets	$10,888	$10,523

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,009	$2,261
Accrued expenses	362	320
Customer refunds	379	399
Customer deposits	1,101	1,651
Lease liability–current	227	151
Unearned warranty revenue	35	31
Total Current Liabilities	5,113	4,813

Long-Term Liabilities:
Lease liability–non-current	918	—
Total Long-Term Liabilities	918	—
Total Liabilities	6,031	4,813
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,939,080 and 9,896,850 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	—	—
Additional paid-in capital	12,061	11,965
Accumulated deficit	(7,204)	(6,255)
Total Stockholders’ Equity	4,857	5,710
Total Liabilities and Stockholders’ Equity	$10,888	$10,523

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended
	June 30,
	2025	2024

Net sales	$18,147	$20,139
Cost of goods sold	13,574	15,456
Gross profit	4,573	4,683

Operating expenses:
Research and development	203	277
Selling and marketing	1,878	2,414
General and administrative	3,578	3,549
Total operating expenses	5,659	6,240
Operating (loss)	(1,086)	(1,557)
Other income (expense)
Unrealized gain on marketable securities	—	—
Interest and other income, net	138	185
Total other income	138	185

Net (loss)	$(948)	$(1,372)

Weighted average shares outstanding: basic and diluted (Note 4)	9,910,244	10,482,857
Net (loss) income per common share basic and diluted	$(0.10)	(0.13)

The accompanying notes are an integral part of these consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED June 30, 2025 and 2024

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2023	10,685,778		12,462	(4,883)	7,579

Grant of options to officer	—	—	20	—	20
Issuance of stock to board members	18,938	—	13	—	13
Cashless issuance of stock to officer	—	—	33	—	33
Share buyback and cancellation	(758,280)	—	(530)	—	(530)
Share buyback and cancellation for officer	(49,586)	—	(33)	—	(33)
Net loss	—	—	—	(1,372)	(1,372)

Balance as of June 30, 2024	9,896,850	$—	$11,965	$(6,255)	$5,710

Grant of options to officer	—	—	59	—	59
Issuance of stock to board members	42,230	—	26	—	26
Repriced option for directors and officer	—	—	11	—	11
Net loss	—	—	—	(948)	(948)

Balance as of June 30, 2025	9,939,080	$—	$12,061	$(7,204)	$4,857

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 30,
	2025	2024
Cash flows from operating activities:

Net loss	$(948)	$(1,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	(142)	251
Inventory reserve	307	522
Depreciation expense	13	12
Amortization expense	58	58
Right-of-use amortization	252	271
Stock compensation expense	96	66
Changes in operating assets and liabilities
Accounts receivable	(274)	(394)
Inventories	744	780
Prepaid expenses and other	309	(19)
Accounts payable	748	754
Accrued expenses and customer refunds	20	68
Unearned warranty revenue	4	5
Customer deposits	(550)	(1,518)
Lease liabilities	(200)	(280)
Net cash provided by (used in) operating activities	437	(796)
Cash flows from investing activities
Purchases of property and equipment	—	(12)
Net cash (used in) investing activities	—	(12)

Cash flows from financing activities
Share Buyback	—	(530)
Net cash (used in) financing activities	—	(530)

Net increase (decrease) in cash	437	(1,338)
Cash, beginning of the period	5,278	6,616
Cash, end of the period	$5,715	$5,278
Non-cash investing and financing activities:
Sharebuyback and cancellation for officer	$—	33
Right-of-use assets from new lease	$207	$—
Right-of-use assets from lease modification	$988	$—

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

Through 2020 and 2022 the theaters reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of June 30, 2025, a large majority of domestic and international theaters were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Assets and Liabilities Not Measured - In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the years ended June 30, 2024 and June 30, 2024, there were no impairments.

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

Accounts Receivable: Accounts receivables are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of June 30, 2025 and 2024, the allowance for credit losses is approximately $436,000 and $378,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of June 30, 2025 and 2024, inventory on hand was comprised primarily of finished goods ready for sale. As of June 30, 2025 and 2024, the inventory reserve was $1,304,000 and $1,106,000, respectively.

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Other than accounts receivable, there were no other contract assets as of June 30, 2025 or 2024.

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement.

	As of
Contract Liabilities ($ in Thousands)	June 30,
Contract Liabilities	2025	2024
Customer deposits	$1,101	$1,651
Unearned warranty revenue	35	31
Customer refunds	379	399
Total	$1,514	$2,081

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

	Year Ended June 30,
Disaggregation of Revenue ($ in Thousands)	2025	2024
Equipment upon delivery (point in time)	$17,999	$19,943
Installation (point in time)	94	130
Software and services (over time)	54	66
Total revenues	$18,147	$20,139

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

Advertising Costs: Advertising costs of approximately $20,000 in 2025 and $34,000 for 2024 are expensed as incurred within selling and marketing expenses.

Intangible Assets: Intangible assets are reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating intangible asset impairment.

In June 2025 and June 2024, the Company conducted its annual intangible asset impairment assessment.   As a result, management determined no impairment of the Caddy customer relationships intangible assets.  Total intangible assets, including trademark, patents and customer relationship, were $0.364 million as of June 30, 2025 compared to $0.422 million as of June 30, 2024.

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

There was no intangible asset impairments recognized for the years ended June 30, 2025

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

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2025 and 2024, the Company has established a warranty reserve of $37,000 and $69,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

Warranty Liabilities
($ in Thousands)	For the Year Ended June 30,
	2025	2024
Product warranty liability beginning of period	$69	$53
Accruals for warranties issued	354	250
Settlements made	(386)	(234)
Product warranty liability end of the period	$37	$69

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance.  Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.  The guidance is this update for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024.  The Company adopted ASU 2023-07 on June 30, 2025, which adoption only impacted the Company's segment reporting disclosures.  See Note 12, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements:

In November 2024, the FASB issued ASU 2023-3, Disaggregation of Income Statement Expenses.  ASU 2024-3 requires new financial disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement captions.  Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03.  The standard provides guidance to expense disclosures related to the disaggregation of income statement expense captions.  Additionally,, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03.  The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes of the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption.  This guidance is effective for fiscal years beginning December 15, 2026 and interim periods within annual reporting beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 74-0): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold.  In addition, ASU 2023-09 requires companies to disclose additional information about about income taxes paid.  ASU 2023-09 will be effective for annual periods beginning July 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively.  The Company is evaluating the disclosure impact  of ASU 2023-09 on its consolidated financial statement.

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 2 — SNDBX AGREEMENTS

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

(iv.)

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

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SNDBX AGREEMENTS (continued)

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

On June 30, 2024, the Company determined the Notes Receivable balance of $0.400 million was unrealizable due to SNDBX delays and execution risk and fully reserved the $400,000 balance. The $0.400 million is included within impairment expense for the year ended June 30, 2024.

NOTE 3 — SHARE BUYBACK

On March 23, 2023 the Board of Directors authorized a stock repurchase program to repurchase up to $1 million of its outstanding common stock.  On October 2, 2023, the Company entered into a 10b5-1 stock trading plan to facilitate the Company’s previously re-authorized one-year, $1 million share repurchase program announced on March 23, 2023. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S. Securities Exchange Act of 1934. By June 30, 2024, the Company had repurchased approximately 273,000 shares for $303,000, leaving $697,000 available for future repurchases.

On April 1, 2024, the Board of Directors authorized a new share repurchase program for the repurchase of up to $697,000 worth of shares and will expire at the earlier of   June 30, 2024, or when the maximum dollar amount of shares is repurchased. All repurchases will be implemented in accordance with the applicable requirements of Rule 10b-18 under the U.S. Securities Exchange Act of 1934. The share repurchase plan ended on June 30, 2024 and the remaining unpurchased shares of $133,000 expired.

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

NOTE 4— LOSS PER SHARE

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

Loss per Share	For the Year Ended
(In Thousands except for share	June 30,
and per share price)	2025	2024
Numerator:
Net (loss)	$(948)	$(1,372)
Denominator:
Weighted average common shares outstanding, basic and diluted	9,910,244	10,482,857

Net (loss) per share
Basic and diluted	$(0.10)	$(0.13)

The following securities were excluded from the calculation of diluted loss per share in each year because their inclusion would have been anti-dilutive:

	For the Nine Months Ended
	March 31
	2025	2024
Options	450,000	250,000
Total potentially dilutive shares	450,000	250,000

For the years ended June 30, 2025 and 2024, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation. 200,000 options were granted in the year ended June 30, 2025.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

Property and Equipment	For the Year Ended
($ in Thousands)	June 30
	2025	2024
Production equipment	$308	$308
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	72	72
Other equipment	120	120
Total	758	758
Accumulated depreciation	(743)	(730)
Net property and equipment	$15	$28

Depreciation expense related to property and equipment were $13,000 in 2025 and $12,000 in 2024,  and $13,000 and $12,000 all of which is included in general and administrative expense, respectively.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives (in years)
Leasehold improvements	5 or remaining lease term
Furniture and fixtures	5
Production equipment	3 – 7
Computer equipment	3
Other equipment	3 – 7

NOTE 6 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2025 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period (in years)	Cost	Amortization	Value
Customer relations	11	$970	$711	$260
Patents	20	70	21	49
Trademark	20	78	23	55
		$1,118	$755	$364

The following table summarizes the Company’s intangible assets as of June 30, 2024 (in thousands):

	Amortization	Gross Asset	Accumulated	Net Book
	Period (in years)	Cost	Amortization	Value
Customer relations	11	$970	$660	$310
Patents	20	70	17	53
Trademark	20	78	19	59
		$1,118	$696	$422

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INTANGIBLE ASSETS (continued)

For the years ended June 30, 2025, amortization expenses were $58,000 and $58,000. Amortization expense is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2025 in each of the five fiscal years subsequent to June 30, 2025, and thereafter is as follows (amounts in thousands):

2026	$60
2027	60
2028	60
2029	60
Thereafter	124
Total	$364

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	For the Year ended
Accrued Expenses	June 30
($ in Thousands)	2025	2024
Employee compensation	$225	$178
Accrued warranty	37	69
Freight	16	32
Sales tax	28	14
Other	56	27
Total	$362	$320

NOTE 8— STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of June 30, 2025, the Plan provided for the issuance of up to 1,220,000 stock-based awards available to grant under the Plan at June 30, 2025.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant and expire ten years from the date of grant. On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2025 had a grant-date fair value of $1.10 per share. On October 30, 2024, and as part of Francis Godfrey’s appointment as the Company’s President and Chief Operating Officer, the Board granted Francis Godfrey 200,000 options with an exercise price of $0.65 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.  On March 25, 2025, the Board re-priced the $1.10 options to $0.65 per share which resulted in an incremental stock-based compensation charge of $11,000 in the year ended June 30, 2025. None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive. The Company recognized compensation expense for stock option awards of approximately $70,000 during the year ended June 30, 2025

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for the Board of Director and Officer option grants during the periods June 30, 2025 and 2024:

	March 25, 2025	October 30, 2024
	Options	Options

Risk-free interest rate	4.35%	4.22%
Expected volatility	83.50%	83.50%
Dividend yield	—%	—%
Expected option term in years	2.4	5.5

A summary of the status of the Company’s stock options as of June 30, 2025 and 2024 and changes during the years ended June 30, 2025 and 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	450,000	0.65
Exercised during the period	—	—
Cancelled during the period	(250,000)	$(1.10)
Balance, June 30, 2025	450,000	$0.65

A summary of the status of the Company’s stock options as of June 30, 2024 and 2023 and changes during the years ended June 30, 2024 and 2023 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2023	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	$—
Balance, June 30, 2024	250,000	$1.10

Future vesting of options will be 75,000 shares in the year ended June 30, 2026 and 50,000 shares in each of the years ended 2027 and 2028, respectively. Future option vesting expense will be $29,000 in the year ended June 30, 2026, and $23,000 in the year ended 2027 and $8,000 in the year ended 2028, respectively.

The following table summarizes the outstanding stock options at June 30, 2025:

Range of				Wtd. Avg
Exercise	Number	Number	Wtd. Avg	Exercise
Price	Outstanding	Exercisable	Life	Price
$0.65	450,000	275,000	8.54 years	$0.65

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

There was no warrant activity during the year ended June 30, 2025.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

($ in Thous.)	Deferred Tax Assets (Liabilities)
	For the Year Ended June 30
	2025	2024
Inventory reserve	$395	$309
Accumulated depreciation	(3)	(6)
Accumulated goodwill amortization	57	63
Accumulated intangible amortization	121	125
Unrealized loss on investments	-	-
Deferred rent	-	2
ROU Asset	(304)	-
ROU Liability	321	-
Warranty reserve	10	9
Stock compensation	68	68
Net operating loss carryforward	997	1,481
Tax credits	86	-
Allowance for doubtful accounts	66	106
Net	1,814	2,157
Valuation allowance	(1,814)	(2,157)
Total	$-	$-

$ in Thousands	For the Year Ended
	June 30
	2025	2024
Net loss before tax	$(948)	$(1,372)
United States corporate tax rate	21%	21%
Tax Benefit at statutory rate	(199)	(288)
Differences due to:
State taxes	—	121
Other, permanent differences	542	193
Change in valuation allowance	(343)	(602)
Income Tax (Benefit) Expense	$—	$—
Effective Tax Rate	0%	0%

The income tax expense differs from the amount computed by applying the statutory income tax rates to the loss before income tax.

At June 30, 2025 the Company has approximately $6,241,000 of U.S. Federal and State NOL carryforwards, which will be available for future use to offset taxable income.

The Company recognized a valuation allowance of $1,814,000 and $2,157,000 as of June 30, 2025 and 2024, respectively, as all U.S. Federal and state deferred tax assets have been determined to be not more likely than not realizable. Management does not believe that it had any significant uncertain tax positions at June 30, 2025 and 2024, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: For the year ended June 30, 2025, three customers provided 18%, 16% and 13% of accounts receivable at June 30, 2025. No customers accounted for more than 10% of accounts receivable at June 30, 2024.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS (continued)

Vendors: For the year ended June 30, 2025, the two largest vendors provided 21% and 11%, respectively, of the Company’s purchases. For the year ended June 30, 2024, the two largest vendors provided 16% and 13%, respectively, of the Company’s purchases.

On June 30, 2025, one vendor accounted for 35% of accounts payable at June 30, 2025. At June 30, 2024, the one vendor accounted for 38% of accounts payable balance.

NOTE 11— COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley and Whittier, CA, pursuant to separate lease agreements. Under ASC 842, at contract inception the Company determined whether the contract is or contains a lease and whether the lease should be classified as on operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our consolidated balance sheet.

The Company’s executive office and warehouse lease agreements are classified as operating leases. The office lease agreement, as amended, expire on January 31, 2030, and does not include any renewal options. The Whittier, CA warehouse lease agreement commenced on February 1, 2025 expires on January 31, 2028, and does not include any renewal options.The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms. The aggregate rent expense was $361,000 and $287,000 for the year ended June 30, 2025 and 2024, respectively.

On June 4, 2024, the Company notified its Grace facility location landlord of its intent to vacate at the end of the current January 31, 2025 lease term.

On February 1, 2025, the Company entered into a warehouse lease in Whittier, CA.

The weighted average interest rate is 8.42% and the weighted average remaining term is 4.3 years.

Future minimum lease payments at June 30, 2025 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2026	$313
2027	326
2028	303
2029	266
2030	159
Total future minimum lease payments	$1,367
Less imputed interest	(222)
Present value of operating lease payments	$1,145

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2025:

Assets	(in thousands)
ROU assets-net	$1,087

Liabilities
Current operating lease liabilities	$228
Long-term operating lease liabilities	918
Total ROU liabilities	$1,146

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 12—SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available or evaluation by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance.  The Company and the Company's chief operating decision maker view the Company's operations and manage its business in one operating segment, which is the business of identifying, developing and manufacturing products to meet the needs of the cinema market.  The CODM, who is the President, manages and allocates resources to the operations of the Company on a consolidated basis.  The Company's measure of segment profit or loss is currently a net loss.  Managing and allocating resources on a consolidated basis enables the President to assess the overall level of resources available and how to best deploy those resources across functions that are in line with the Company's long-term company-wide strategic goals.  Consistent with this decision-making process, the President uses consolidated financial information for purposes  of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.  Operating expenses are used to monitor budget versus actual results.  The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.  In addition, substantially all of the Company's revenue was generated in the United States and substantially all of the Company's long-lived assets reside in the the United States.

The following table summarizes the segment's financial information including the Company's significant segment expenses:

($ in Thousands)	Year Ended June 30,
	2025	2024
Revenue	$18,147	$20,139
Cost of Sales	13,574	15,456
Gross Margin	4,573	4,683
Segment operating expenses:
Payroll and related	3,766	4,201
Marketing	331	464
G&A	304	332
Compliance	734	801
Occupancy	701	652
Overhead	(177)	(215)
Total segment operating expenses	5,659	6,235
Interest and other Income	138	180
Net loss	$(948)	$(1,372)

NOTE 13— SUBSEQUENT EVENTS

Management has evaluated events from June 30, 2025 through  September 25, 2025, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

EXHIBIT INDEX

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Incorporation, as amended	S‑1/A	333‑234159	3.1	10/1/20
3.2	Amended and Restated Bylaws	8-K	001‑40511	3.1	1/9/24
4.1	Form of Common Stock Certificate	S‑1/A	333‑234159	4.1	2/21/20
10.1	Form of Indemnity Agreement between the Company and its directors and officers	S‑1/A	333‑234159	10.2	2/21/20
10.2†	2019 Omnibus Incentive Plan	S‑1/A	333‑234159	10.3	10/11/19
10.2(a)†	Amendment No. 1 to 2019 Omnibus Incentive Plan	S-8	333-266822	99.1(a)	8/12/22
10.2(b)†	Form of Stock Option Award Agreement	S‑1/A	333‑234159	10.3(a)	10/11/19
10.2(c)†	Form of Restricted Stock Award Agreement	S‑1/A	333‑234159	10.3(b)	10/11/19
10.2(d)†	Form of Restricted Stock Unit Agreement	S‑1/A	333‑234159	10.3(c)	10/11/19
10.3	Asset Purchase Agreement dated April 21, 2022 between Moving iMage Technologies, Inc. and QSC, LLC	8‑K	001‑40511	10.1	4/26/22
10.4†	CFO Appointment	8‑K	001‑40511	10.1	4/26/23
10.5	Letter Agreement between Moving iMage Technologies, Inc. and The Five Agency dated April 25, 2023	10-Q	001‑40511	10.1	5/15/23
10.6	Convertible Note Purchase Agreement dated June 6, 2023	8-K	001‑40511	10.1	6/12/23
10.7†	Mutual Understanding between Moving iMage Technologies, Inc. and Francois Godfrey					✔
19.1	Insider Trading Policies and Procedures *					✔
21.1	List of Subsidiaries					✔
23.1	Consent of Haskell & White LLP					✔
24	Power of Attorney (included on signature page)					✔
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.					✔
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.					✔
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✔
101.INS

The following financial statements from the Company’s Report on Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fountain Valley, State of California, on September 26, 2025.

Moving iMage Technologies, Inc.

By:	/s/ Phil Rafnson
Phil Rafnson
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phil Rafnson and William Greene, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date

/s/ Phil Rafnson	Chief Executive Officer and Chairman of the Board	September 26, 2025
Phil Rafnson	(Principal Executive Officer)

/s/ William Greene	Chief Financial Officer	September 26, 2025
William Greene	(Principal Financial and Accounting Officer)

/s/ Katherine D. Crothall, Ph.D.	Director	September 26, 2025
Katherine D. Crothall, Ph.D.

/s/ John C. Stiska	Director	September 26, 2025
John C. Stiska

/s/ Scott Anderson	Director	September 26, 2025
Scott Anderson