Form 10-K/A
period 2025-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2025-09-29
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Moving iMage Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2025, to correct the date  of the report of our independent registered public accounting firm, Haskell & White LLP (“H&W”) to September 25, 2025, and the reference to such and date of H&W’s consent included as Exhibit 23.1, which were inadvertently changed by the Company’s SEC filing agent in the final processing and filing.

Except as described above, no other changes are being made to the Original 10-K. This Amended 10-K speaks as of the date of the Original 10-K and does not reflect other events that may have occurred after the date of the Original 10-K or modify or update any disclosures that may have been affected by subsequent events.

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

Irvine, California September 25, 2025

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