Form 10-Q
period 2025-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2025-11-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

(714) 751‑7998

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑.

As of November 13, 2025, there were 9,939,732 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2025	2025
	(unaudited)
Assets
Current Assets:
Cash	$5,548	$5,715
Accounts receivable, net	1,839	1,464
Inventories, net	1,719	2,066
Prepaid expenses and other	763	162
Total Current Assets	9,869	9,407
Long-Term Assets:
Right-of-use asset	1,031	1,087
Property and equipment, net	12	15
Intangibles, net	349	364
Other assets	15	15
Total Long-Term Assets	1,407	1,481
Total Assets	$11,276	$10,888

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,900	$3,009
Accrued expenses	444	362
Customer refunds	460	379
Customer deposits	933	1,101
Lease liability–current	235	227
Unearned warranty revenue	72	35
Total Current Liabilities	5,044	5,113

Long-Term Liabilities:
Lease liability–non-current	857	918
Total Long-Term Liabilities	857	918
Total Liabilities	5,901	6,031
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,939,732 and 9,939,080 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	—	—
Additional paid-in capital	12,070	12,061
Accumulated deficit	(6,695)	(7,204)
Total Stockholders’ Equity	5,375	4,857
Total Liabilities and Stockholders’ Equity	$11,276	$10,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2025	2024

Net sales	$5,582	$5,252
Cost of goods sold	3,908	3,880
Gross profit	1,674	1,372

Operating expenses:
Research and development	48	61
Selling and marketing	386	529
General and administrative	890	850
Total operating expenses	1,324	1,440
Operating income (loss)	350	(68)
Other income (expense)
Extinguishment of payables	128	—
Interest and other income, net	31	43
Total other income	159	43

Net income (loss)	$509	$(25)

Earnings per share:
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)

Shares used in computing earnings per share:
Basic	9,939,123	9,896,850
Diluted	10,232,873	9,896,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

			Additional
Three Months Ended September 30, 2025	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2025	9,939,080	$—	$12,061	$(7,204)	$4,857

Issuance of stock to directors	652	—	1	—	1
Grant of options to officer	—	—	8	—	8
Net income	—	—	—	509	509

Balance as of September 30, 2025	9,939,732	$—	$12,070	$(6,695)	$5,375

Three Months Ended September 30, 2024
			Additional
	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2024	9,896,850	—	11,965	(6,255)	5,710

Grant of options to officer	—	—	5	—	5
Net loss	—	—	—	(25)	(25)

Balance as of September 30, 2024	9,896,850	$—	$11,970	$(6,281)	$5,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:

Net income (loss)	$509	$(25)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	45	11
Inventory reserve	—	80
Depreciation expense	3	4
Amortization expense	15	15
Right-of-use amortization	56	58
Stock compensation expense	9	5
Changes in operating assets and liabilities
Accounts receivable	(420)	10
Inventories	347	421
Prepaid expenses and other	(601)	158
Accounts payable	(109)	(429)
Accrued expenses and customer refunds	163	26
Unearned warranty revenue	37	23
Customer deposits	(168)	(342)
Lease liabilities	(53)	(47)
Net cash used in operating activities	(167)	(32)

Net decrease in cash	(167)	(32)
Cash, beginning of the period	5,715	5,278
Cash, end of the period	$5,548	$5,246

Non-cash investing and financing activities:
Right-of-use assets from new lease	$—	$(988)

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

I

mpact of the COVID-19 Pandemic: The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. At various points during the pandemic, authorities around the world-imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close. The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and cinema industries. As a result, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, and negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers.

Throughout 2020 and through 2022 the theatres reopened as soon as local restrictions, and the status of the COVID-19 pandemic would allow. As of September 30, 2025, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and with the disclosures and risk factors presented therein. The  June 30, 2025 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2026.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of September 30, 2025 and  June 30, 2025 the allowance for credit losses is approximately $281,000 and $236,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of September 30, 2025 and June 30, 2025, the inventory reserve was $1,413,000 and $1,413,000 respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

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

Contract Liabilities ($ in Thousands)	September 30,	June 30,
	2025	2025
Customer deposits	$933	$1,101
Unearned warranty revenue	72	35
Customer refunds	460	379
Total	$1,465	$1,515

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

	Three Months Ended September 30,
Disaggregation of Revenue ($ in Thousands)	2025	2024
Equipment upon delivery (point in time)	$5,546	$5,194
Installation (point in time)	23	44
Software and services (over time)	13	14
Total revenues	$5,582	$5,252

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs were approximately $3,000 and $4,000 for the three months ended September 30, 2025 and 2024, respectively. Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There was no intangible asset impairments recognized for the three months ended  September 30, 2025 or 2024.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at  September 30, 2025 and  June 30, 2025 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	September 30, 2025	June 30, 2025
Inventory reserve	$395	395
Accumulated depreciation	(2)	(3)
Accumulated goodwill amortization	56	57
Accumulated intangible amortization	120	121
ROU Asset	(288)	(304)
ROU Liability	306	321
Warranty reserve	10	10
Stock compensation	68	68
Net operating loss carryforward	853	997
Tax credits	—	86
Allowance for doubtful accounts	66	66
Net	1,584	1,814
Valuation allowance	(1,584)	(1,814)
Total	$—	$—

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of September 30, 2025 and June 30, 2025, the Company has established a warranty reserve of $37,000 and $35,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

Warranty Liabilities	September 30,	June 30,
($ in Thousands)	2025	2025
Product warranty liability beginning of period	$37	$69
Accruals for warranties issued	40	354
Settlements made	(40)	(386)
Product warranty liability end of the period	$37	$37

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

In July 2025, the FASB issued ASU 2025 No. 2025-05, Financial Instruments-Credit Losses (Topic 326), which provides for a practical expedient for the evaluation of expected credit losses that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset.  The provisions of this pronouncement are effective for annual periods beginning after December 15, 2025, and annual periods within those periods.  The Company will first adopt this standard in the first quarter of its fiscal year ending June 30, 2027.

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

Loss per Share	For the Three Months
(In Thousands except for share	Ended September 30
and per share price)	2025	2024
Numerator:
Net income (loss)	$509	$(25)
Denominator:
Basic Weighted average basic shares outstanding	9,939,123	9,896,850
Effect of dilutive share-based awards	293,750	—
Weighted-average dilutive shares	10,232,873	9,896,850
Net income (loss) per share

Basic earnings per share	$0.05	$(0.00)
Diluted earnings per share	$0.05	$(0.00)

For the quarter ended September 30, 2024, the following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	September 30,	September 30,
	2025	2024
Options	450,000	250,000
Total potentially dilutive shares	450,000	250,000

For the three months ended September 30, 2025 the Company had net income while on  September 30, 2024 the Company had a net loss. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 3 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2025 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$723	$247
Patents	20	70	22	48
Trademark	20	78	24	54
		$1,118	$769	$349

NOTE 3 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of  June 30, 2025 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$711	$260
Patents	20	70	21	49
Trademark	20	78	23	55
		$1,118	$755	$364

Amortization expense was $15,000 and $15,000 for the three months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2025 in each of the years subsequent to September 30, 2025, and thereafter is as follows (amounts in thousands);

2026, balance of the fiscal year	$46
2027	60
2028	60
2029	60
2030	60
Thereafter	63
Total	$349

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	September 30,	June 30,
($ in Thousands)	2025	2025
Employee compensation	$321	$225
Accrued warranty	37	37
Freight	10	16
Sales tax	16	28
Other	60	56
Total	$444	$362

NOTE 5 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of September 30, 2025, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,020,000 stock-based awards available to grant under the Plan at September 30, 2025.

On October 30, 2024, and as part of Francis Godfrey’s appointment as the Company’s President and Chief Operating Officer, the Board granted Francis Godfrey 200,000 options with an exercise price of $0.65 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

The Company recognized compensation expense of approximately $7,300 and $5,000 for stock options during the three months ended September 30, 2025 and 2024, respectively. For the quarter ended September 30, 2024, none of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model during the three months ended September 30, 2025. There were no option grants during the three months ended September 30, 2024:

	September 30, 2025	October 30, 2024
	Options	Options

Risk-free interest rate	—%	4.22%
Expected volatility	—%	83.50%
Dividend yield	—%	—%
Expected option term in years	—	5.5

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of September 30, 2025 and changes during the three months ended September 30, 2025 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2025	450,000	$0.65
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, September 30, 2025	450,000	$0.65

A summary of the status of the Company’s stock options as of September 30, 2024 and changes during the three months ended September 30, 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	—	—
Exercised during the period	—	—
Canceled during the period	—	—
Balance, September 30, 2024	250,000	$1.10

The following table summarizes information about outstanding and exercisable stock options at September 30, 2025:

Range of	Number	Number	Wtd. Avg, Life	Wtd. Avg.
Exercise Price	Outstanding	Exercisable	(in years)	Exercise Price
$0.65	450,000	294,000	8.29	$0.65

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash or in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. On September 24, 2025, the Company subsequently issued 652 shares to an independent director for director fees earned during the three-month period of July 2025 through September 2025.

NOTE 6 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: One customer accounted for 12% of the Company’s net sales for the three months ended September 30, 2025.  Three customers accounted for 17%, 13% and 11%, respectively, of the Company’s sales for the three months ended September 30, 2024.

At September 30, 2025, the amount of outstanding receivables related to the one customer was approximately $348,000.

At September 30, 2024, the amount of outstanding receivables related to the one customer was approximately $135,000.

Vendors: Two vendors accounted for 22% and 17%, respectively, of the Company’s purchases for the three months ended September 30, 2025.  Approximately 26% of the Company’s purchases were provided by one vendor for the three months ended September 30, 2024.

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES

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

The Company’s executive office and warehouse lease agreements are classified as operating leases. The office lease agreement, as amended, expire on January 31, 2030, and does not include any renewal options. The Whittier, CA warehouse lease agreement commenced on February 1, 2025 expires on  January 31, 2028, and does not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.  The monthly rent payable for the first year of the extended term will be $6,299 and increases by 4% on each anniversary date.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms.

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The Company’s operating lease expense was $79,000 and $86,000 for the three months ended September 30, 2025 and 2024, respectively.

Future minimum lease payments at September 30, 2025 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2026, balance of the fiscal year	$236
2027	326
2028	303
2029	266
2030	159
Total future minimum lease payments	1,290
Less imputed interest (at 8%)	(198)
Present value of operating lease payments	$1,092

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2025:

Assets	(in thousands)
ROU assets-net	$1,031

Liabilities
Current operating lease liabilities	$235
Long-term operating lease liabilities	857
Total ROU liabilities	$1,092

The Company’s weighted average remaining lease term for its operating leases is 4.02 years using a weighted average discount rate of 8.42%.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no significant legal proceedings pending to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 8—SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available or evaluation by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance.  The Company and the Company's chief operating decision maker view the Company's operations and manage its business in one operating segment, which is the business of identifying, developing and manufacturing products to meet the needs of the cinema market.  The CODM, who is the President, manages and allocates resources to the operations of the Company on a consolidated basis.  The Company's measure of segment profit or loss is currently a net loss.  Managing and allocating resources on a consolidated basis enables the President to assess the overall level of resources available and how to best deploy those resources across functions that are in line with the Company's long-term company-wide strategic goals.  Consistent with this decision-making process, the President uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.  Operating expenses are used to monitor budget versus actual results.  The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.  In addition, substantially all of the Company's revenue was generated in the United States and substantially all of the Company's long-lived assets reside in the United States.

($ in Thousands)	Quarter Ended
	September 30,
	2025	2024
Revenue	$5,582	$5,252
Cost of Sales	3,908	3,880
Gross Margin	1,674	4,683
Segment operating expenses:
Payroll and related	927	967
Marketing	33	79
G&A	71	36
Compliance	204	226
Occupancy	141	177
Overhead	(52)	(455)
Total segment operating expenses	1,324	1,440
Interest and other income	159	43
Net income (loss)	$509	$(25)

NOTE 9 — SUBSEQUENT EVENTS

On October 31, 2025, Moving iMage Technologies, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) with QSC, LLC (“QSC”) pursuant to which the Company purchased certain assets comprising QSC’s Digital Cinema Speaker Series (“DCS”) loudspeaker product line including, the DCS loudspeaker product line, including the SC, SR, SB, and RSM product families; intellectual property, including trademarks, designs, and trade secrets; inventory and raw materials; OEM supplier agreements; product technical documentation; and rights to service and support existing DCS customers, for a purchase price of $1.5 million.

Management has evaluated events from September 30, 2025 through November 14, 2025, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2024, and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

Throughout 2020 and 2021 the theatres reopened as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of September 30, 2025, a large majority of domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry recovers from the 2023 SAG-AFTRA strike, evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations.

Investment in growth.  Based on FY2025 losses, we continue to selectively evaluate opportunities to expand our operations. We expect continued decreases to our total operating expenses in the foreseeable future to meet our revenue and cost control objectives. We plan to invest in our sales and support operations to support our new product initiatives and budget goals.

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

Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Sales

Three Months Ended September 30,
(in 000’s)
2025	2024
$5,582	$5,252

Net sales increased 6.3% to $5.582 million for the three months ended September 30, 2025 from $5.252 million for the three months ended September 30, 2024 due to higher one-time sales.

Gross Profit

Three Months Ended September 30,
(in 000’s)
2025	2024
$1,674	$1,372

Gross profit dollars increased by $0.302 million or 22.0% to $1.674 million for the three months ended September 30, 2025 from $1.372 million for the three months ended September 30, 2024. As a percentage of total revenues, gross profit percentage increased to 30.0% from 26.1% due to higher margin product revenues.

Research and Development

Three Months Ended September 30,
(in 000’s)
2025	2024
$48	$61

Research and development expenses decreased by $(0.013) million or 21.3% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to headcount reduction.

Selling, General and Administrative Expense

Three Months Ended September 30,
(in 000’s)
2025	2024
$1,276	$1,379

The decrease in selling, general and administrative expense of $0.103 million or 7.5% was due to lower compensation expense, lower rent and lower travel and related costs in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Other Income

Three Months Ended September 30,
(in 000’s)
2025	2024
$159	$43

Other Income was $0.159 million for the three months ended September 30, 2025 compared to Other Income of $0.048 million for the three months ended September 30, 2024 or an increase of $0.116 million. The increase was due largely to a one-time payables extinguishment of $0.128 million income in the three months ended September 30, 2025 compared to only interest income for the three months ended September 30, 2024.

Net Income (Loss)

Three Months Ended September 30,
(in 000’s)
2025	2024
$509	$(25)

Net income was $0.509 million for the three months ended September 30, 2025 compared to a net loss of $(0.025) million for the three months ended September 30, 2024 or an improvement in loss reduction of $0.534 million. The improvement was due to a combination of higher gross margin of $0.302 million, lower operating expenses of $0.116 million and higher other income of $0.116 million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. The cash balance at September 30, 2025 was approximately $5.548 million, as compared to $5.715 million at June 30, 2025.

Cash Flows from Operating Activities

Compared to September 30, 2024, net cash used in operating activities increased by $0.135 million in September 30, 2025 due to increased accounts receivable and prepaids. Net cash used in operating activities was $(0.167) million for the three months ended September 30, 2025, primarily due to $(0.804) million in working capital decreases which were offset by $0.509 million in net losses and $0.128 million in other non-cash expenses. Within the working capital change, net cash provided included $0.547 million in inventory, accrued expenses and unearned warranty revenue offset by ($(1.351) million in accounts receivable, prepaids, accounts payable, customer deposit declines and lease liabilities.

For the three months ended September 30, 2024, net cash used by operating activities increased by $0.175 million in September 30, 2024 due to cost reductions and lower inventory levels. Net cash used by operating activities was $(0.032) million for the three months ended September 30, 2024, primarily due to $(0.180) million in working capital decreases along with $(0.025) million in net losses and offset by $0.173 million in other non-cash expenses. Within working capital change, the cash used of $(0.818) million included declines in payables, customer deposits and lease liabilities offset by $0.638M in provision for receivables, inventory, prepaids, accrued expense and unearned warranty revenue.

Cash Flows from Investing Activities

Net cash from investing activities was zero for the three months ended September 30, 2025 and zero for the three months ended September30, 2024.

Cash Flows from Financing Activities

Net cash from financing activities was zero for the three months ended September 30, 2025 and zero for the three months ended September 30, 2024.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2024 Form 10-K. There have been no material changes during the three months ended September 30, 2025 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at September 30, 2025 due to material weaknesses in our internal controls over financial reporting as described below.

Since our July 2021 IPO filing in July 2021, we have had material weaknesses in our internal control over financial reporting relating to our financial reporting processes relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded. Since March 31, 2023, Management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and formally approves month end journal entries.  Upon future profitability and the ability to increase accounting staff, we will seek to implement further internal control improvements.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Not applicable.

ITEM 6.         EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of Moving iMage Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: November 14, 2025

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)