Form 10-Q
period 2025-12-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2026-02-12
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 11, 2026, there were 9,945,115 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	June 30,
	2025	2025
	(unaudited)
Assets
Current Assets:
Cash	$3,913	$5,715
Accounts receivable, net	962	1,464
Inventories, net	3,080	2,066
Prepaid expenses and other	170	162
Total Current Assets	8,125	9,407
Long-Term Assets:
Right-of-use asset	973	1,087
Property and equipment, net	9	15
Intangibles, net	334	364
Other assets	15	15
Total Long-Term Assets	1,331	1,481
Total Assets	$9,456	$10,888

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,128	$3,009
Accrued expenses	366	362
Customer refunds	268	379
Customer deposits	581	1,101
Lease liability–current	243	227
Unearned warranty revenue	77	35
Total Current Liabilities	3,663	5,113

Long-Term Liabilities:
Lease liability–non-current	794	918
Total Long-Term Liabilities	794	918
Total Liabilities	4,457	6,031
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,945,115 and 9,939,080 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	—	—
Additional paid-in capital	12,081	12,061
Accumulated deficit	(7,082)	(7,204)
Total Stockholders’ Equity	4,999	4,857
Total Liabilities and Stockholders’ Equity	$9,456	$10,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net sales	$3,793	$3,441	$9,375	$8,693
Cost of goods sold	2,628	2,505	6,536	6,386
Gross profit	1,165	936	2,839	2,307

Operating expenses:
Research and development	47	47	95	109
Selling and marketing	446	462	832	991
General and administrative	1,080	988	1,969	1,836
Total operating expenses	1,573	1,497	2,896	2,936
Operating (loss)	(408)	(561)	(57)	(629)
Other income (expense)
Extinguishment of payables	—	—	128	—
Interest and other income, net	20	34	51	77
Total other income	20	34	179	77

Net income (loss)	$(388)	$(527)	$122	$(552)

Earnings (loss) per share:
Basic	$(0.04)	$(0.05)	0.01	(0.06)
Diluted	$(0.04)	$(0.05)	$0.01	$(0.06)

Shares used in computing earnings per share:
Basic	9,942,658	9,896,850	9,940,890	9,896,850
Diluted	9,942,658	9,896,850	10,253,390	9,896,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

			Additional
Three and Six Months Ended December 31, 2025	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2025	9,939,080	$—	$12,061	$(7,204)	$4,857

Issuance of stock to directors	652	—	1	—	1
Grant of options to officers	—	—	8	—	8
Net income	—	—	—	509	509

Balance as of September 30, 2025	9,939,732	$—	$12,070	$(6,695)	$5,375

Issuance of stock to directors	5,383	—	4	—	4
Grant of options to officers	—	—	8	—	8
Net loss	—	—	—	(388)	(388)

Balance as of December 31, 2025	9,945,115	$—	$12,081	$(7,082)	$4,999

Three and Six Months Ended December 31, 2024
			Additional
	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2024	9,896,850	—	11,965	(6,255)	5,710

Grant of options to officer	—	—	5	—	5
Net loss	—	—	—	(25)	(25)

Balance as of September 30, 2024	9,896,850	$—	$11,970	$(6,281)	$5,690

Grant of options to officer	—	—	32	—	32
Share buyback and cancellation	—	—		—	—
Net loss	—	—	—	(527)	(527)

Balance as of December 31, 2024	9,896,850	$—	$12,003	$(6,808)	$5,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:

Net income (loss)	$122	$(552)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	110	19
Inventory reserve	49	163
Depreciation expense	6	7
Amortization expense	30	29
Right-of-use amortization	114	133
Stock compensation expense	15	37
Changes in operating assets and liabilities
Accounts receivable	392	280
Inventories	(1,063)	833
Prepaid expenses and other	(8)	260
Accounts payable	(881)	(619)
Accrued expenses and customer refunds	(102)	111
Unearned warranty revenue	42	34
Customer deposits	(520)	(594)
Lease liabilities	(108)	(103)
Net cash (used in) provided by operating activities	(1,802)	38

Net decrease in cash	(1,802)	38
Cash, beginning of the period	5,715	5,278
Cash, end of the period	$3,918	$5,316

Non-cash investing and financing activities:
Accruals settled by stock issuance	$5	$—
Right-of-use assets from new lease	$—	$(207)
Right-of-use assets from lease modification	$—	$(988)

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and with the disclosures and risk factors presented therein. The  June 30, 2025 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2026.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of December 31, 2025 and  June 30, 2025 the allowance for credit losses is approximately $346,000 and $236,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of December 31, 2025 and June 30, 2025, the inventory reserve was $1,462,000 and $1,413,000 respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer, and when performance conditions are satisfied at the customer location, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue from agreements with customers based on equipment shipment dates and when customer location work is completed. In cases of agreements with multiple performance obligations, management identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. Management allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

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

Contract Liabilities ($ in Thousands)	December 31,	June 30,
	2025	2025
Customer refunds	$268	$379
Customer deposits	581	1,101
Unearned warranty revenue	77	35
Total	$926	$1,515

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

	Three Months Ended December 31,		Six Months Ended December 31,
Disaggregation of Revenue ($ in Thousands)	2025	2024	2025	2024
Equipment upon delivery (point in time)	$3,723	$3,404	$9,269	$8,597
Installation (point in time)	58	23	81	67
Software and services (over time)	12	14	25	29
Total revenues	$3,793	$3,441	$9,375	$8,693

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs were approximately $5,000 and $8,000 for the three months ended December 31, 2025 and 2024, respectively and $6,400 and $12,200 for the six months ended December 31, 2024 and 2023, respectively.   Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There was no intangible asset impairments recognized for the three and six months ended  December 31, 2025 or 2024.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at  December 31, 2025 and  June 30, 2025 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	December 31, 2025	June 30, 2025
Inventory reserve	$409	395
Accumulated depreciation	(2)	(3)
Accumulated goodwill amortization	54	57
Accumulated intangible amortization	118	121
ROU Asset	(272)	(304)
ROU Liability	290	321
Warranty reserve	22	10
Stock compensation	68	68
Net operating loss carryforward	962	997
Tax credits	—	86
Allowance for doubtful accounts	97	66
Net	1,747	1,814
Valuation allowance	(1,747)	(1,814)
Total	$—	$—

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of December 31, 2025 and June 30, 2025, the Company has established a warranty reserve of $37,000 and $37,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the six months ended December 31, 2025 and the year ended June 30, 2025 (in thousands):

Warranty Liabilities	December 31,	June 30,
($ in Thousands)	2025	2025
Product warranty liability beginning of period	$37	$69
Accruals for warranties issued	40	354
Settlements made	(40)	(386)
Product warranty liability end of the period	$37	$37

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026 using a prospective transition method for its 2026 fiscal year along with ASU 2025-05.

.

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

NOTE 2 — INCOME (LOSS) PER SHARE

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

Income (Loss) per Share	For the Three Months		For the Six Months
(In Thousands except for share	Ended December 31		Ended December 31
and per share price)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(388)	$(527)	$122	$(552)
Denominator:
Basic Weighted average basic shares outstanding	9,942,658	9,896,850	9,940,890	9,896,850
Effect of dilutive share-based awards	—	—	312,500	—
Weighted-average dilutive shares	9,942,658	9,896,850	10,253,390	9,896,850

Net income (loss) per share

Basic earnings per share	$(0.04)	$(0.05)	$0.01	$(0.06)
Diluted earnings per share	$(0.04)	$(0.05)	$0.01	$(0.06)

For the quarter ended September 30, 2024, the following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Six Months Ended
	December 31,	December 31,
	2025	2024
Options	450,000	450,000
Total potentially dilutive shares	450,000	450,000

For the three months ended December 31, 2025 the Company had a net loss, while for the six months ended  December 31, 2025 the Company had net income. However, all potentially dilutive securities were also deemed to be anti-dilutive because their exercise price exceeded the weighted average trading price of the Company’s stock for the period.

NOTE 3 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2025 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$736	$233
Patents	20	70	22	48
Trademark	20	78	25	53
		$1,118	$783	$334

NOTE 3 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of  June 30, 2025 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$711	$260
Patents	20	70	21	49
Trademark	20	78	23	55
		$1,118	$755	$364

Amortization expense was $15,000 and $15,000 for the three months ended December 31, 2025 and 2024 respectively, and $29,000 and $29,000 for the six months ended December 31, 2025 and 2024, respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2025 in each of the years subsequent to December 31, 2025, and thereafter is as follows (amounts in thousands);

2026	$30
2027	60
2028	60
2029	60
2030	60
Thereafter	64
Total	$334

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	December 31,	June 30,
($ in Thousands)	2025	2025
Employee compensation	$282	$225
Accrued warranty	37	37
Freight	23	16
Sales tax	4	28
Other	20	56
Total	$366	$362

NOTE 5 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of December 31, 2025, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,020,000 stock-based awards available to grant under the Plan at December 31, 2025.

On October 30, 2024, and as part of Francis Godfrey’s appointment as the Company’s President and Chief Operating Officer, the Board granted Francis Godfrey 200,000 options with an exercise price of $0.65 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

The Company recognized compensation expense of approximately $7,300 and $32,000 for stock options during the three months ended December 31, 2025 and 2024, respectively, and $15,000 and $37,000 during the six months ended December 31, 2025 and December 31, 2024, respectively.  For the quarter ended December 31, 2025, none of these potentially dilutive securities were included in the computation of diluted earnings per share while for the quarter ended September 30, 2024, none of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model during the three and six months ended December 31, 2024. There were no option grants during the three and six months ended December 31, 2025:

Three and Six
Months Ended
December 31, 2024
Options

Risk-free interest rate	4.22%
Expected volatility	83.50%
Dividend yield	—%
Expected option term in years	5.5

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of  December 31, 2025 and changes during the six months ended December 31, 2025 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2025	450,000	$0.65
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, December 31, 2025	450,000	$0.65

A summary of the status of the Company’s stock options as of December 31, 2024 and changes during the six months ended December 31, 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	200,000	0.65
Exercised during the period	—	—
Canceled during the period	—	—
Balance, December 31, 2024	450,000	$0.90

The following table summarizes information about outstanding and exercisable stock options at December 31, 2025:

Range of	Number	Number	Wtd. Avg, Life	Wtd. Avg.
Exercise Price	Outstanding	Exercisable	(in years)	Exercise Price
$0.65	450,000	313,000	8.04	$0.65

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash or in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. During the three months ended December 31, 2025, the Company issued 5,383 shares to the independent directors for director fees earned. Through the six months ended December 31, 2025, the Company issued 6,035 shares to the independent directors for director fees earned.

NOTE 6 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: One customer accounted for 8% of the Company’s net sales for the three months ended December 31, 2025.  Two customers accounted for 7% and 6%, respectively, of the Company’s sales for the six months ended December 30, 2025.

At December 31, 2025, the amount of outstanding receivables related to the two customers was approximately $287,000.

For the three months ended December 31, 2024, two customers accounted for 15% and 12% of the Company’s sales.  For the six months ended December 31, 2024, two customers accounted for 13% and 11%, respectively, of the Company’s sales.

At December 31, 2025, the amount of outstanding receivables related to the two customers was approximately $287,000. At June 30, 2025, there were no outstanding receivables related to the top customers.

Vendors: For the three months ended December 31, 2025 one vendor accounted for 31% of the Company’s purchases.  For the six months ended December 31, 2025 one vendor accounted for 31% of the Company’s purchases. For the six months ended  December 31, 2024, two vendors accounted for 17 and 10% of the Company’s purchases.  Approximately 18% of the Company’s purchases were provided by one vendor for the three months ended December 31, 2024.

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

The Company’s executive office and warehouse lease agreements are classified as operating leases. The office lease agreement, as amended, expires on  January 31, 2030, and does not include any renewal options. The Whittier, CA warehouse lease agreement commenced on  February 1, 2025 expires on January 31, 2028, and does not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.  The monthly rent payable for the first year of the extended term will be $6,299 and increases by 4% on each anniversary date.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms.

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The Company’s operating lease expense was $79,000 and $99,000 for the three months ended December 31, 2025 and 2024, respectively, and $159,000 and $185,000 for the six months ended December 31, 2025 and 2024, respectively.

Future minimum lease payments at December 31, 2025 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2026, balance of the fiscal year	$159
2027	326
2028	303
2029	266
2030	159
Total future minimum lease payments	1,213
Less imputed interest (at 8%)	(176)
Present value of operating lease payments	$1,037

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2025:

Assets	(in thousands)
ROU assets-net	$973

Liabilities
Current operating lease liabilities	$243
Long-term operating lease liabilities	794
Total ROU liabilities	$1,037

The Company’s weighted average remaining lease term for its operating leases is 3.77 years using a weighted average discount rate of 8.42%.

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

($ in Thousands)	Three Months Ended
	December 31,
	2025	2024
Revenue	$3,793	$3,441
Cost of Sales	2,628	2,505
Gross Margin	1,165	936
Segment operating expenses:
Payroll and related	986	1,015
Marketing	40	62
G&A	100	58
Compliance	361	226
Occupancy	140	178
Overhead	(53)	(43)
Total segment operating expenses	1,573	1,497
Interest and other income	20	34
Net income (loss)	$(388)	$(527)

($ in Thousands)	Six Months Ended
	December 31,
	2025	2024
Revenue	$9,375	$8,693
Cost of Sales	6,536	6,386
Gross Margin	2,839	2,307
Segment operating expenses:
Payroll and related	1,912	1,982
Marketing	72	142
G&A	171	100
Compliance	565	446
Occupancy	281	355
Overhead	(105)	(88)
Total segment operating expenses	2,896	2,936
Interest and other Income	179	77
Net income (loss)	$122	$(552)

NOTE 9 — SUBSEQUENT EVENTS

Management has evaluated events from December 31, 2025 through February 12, 2025, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Factors affecting our performance

After overcoming the prior year Covid-19 impacts, based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations.

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

Results of Operations

Three months ended December 31, 2025 compared to the three months ended December 31, 2024

Sales

Three Months Ended December 31,
(in 000’s)
2025	2024
$3,793	$3,441

Net sales increased by 10.2% to $3.793 million for the three months ended December 31, 2025 from $3.441 million for the three months ended December 31, 2024 due to higher one-time sales.  Estimated quarterly recurring sales revenues are 2 million.

Gross Profit

Three Months Ended December 31,
(in 000’s)
2025	2024
$1,165	$936

Gross profit dollars increased by $0.229 million or 24.5% to $1.165 million for the three months ended December 31, 2025 from $0.936 million for the three months ended December 31, 2024. As a percentage of total revenues, gross profit percentage increased to 30.7% from 27.2% due to higher margin product revenues.

Research and Development

Three Months Ended December 31,
(in 000’s)
2025	2024
$47	$47

Research and development expenses remained the same for both the three months ended December 31, 2025 and the three months ended December 31, 2024.

Selling, General and Administrative Expense

Three Months Ended December 31,
(in 000’s)
2025	2024
$1,526	$1,450

The increase in selling, general and administrative expense of $0.076 million or 5.2% was due to higher legal expense related the October 2025 DCS inventory purchase in the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Other Income

Three Months Ended December 31,
(in 000’s)
2025	2024
$20	$34

Other Income was $0.020 million for the three months ended December 31, 2025 compared to Other Income of $0.034 million for the three months ended December 31, 2024 or an increase of $0.014 million. The decrease was due to lower interest income on cash savings accounts in the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Net Income (Loss)

Three Months Ended December 31,
(in 000’s)
2025	2024
$(388)	$(527)

Net loss was $(0.388) million for the three months ended December 31, 2025 compared to a net loss of $(0.527) million for the three months ended December 31, 2024 or an improvement in loss reduction of $0.139 million. The improvement was due to a combination of higher gross margin of $0.229 million offset by higher selling, general and administrative expenses of $0.076 million and lower other income of $0.014 million.

Six months ended December 31, 2025 compared to the six months ended December 31, 2024

Sales

Six Months Ended December 31,
(in 000’s)
2025	2024
$9,375	$8,693

Net sales increased 7.8% to $9.375 million for the six months ended December 31, 2025 from $8.693 million for the six months ended December 31, 2024 due to higher one-time sales.

Gross Profit

Six Months Ended December 31,
(in 000’s),
2025	2024
$2,839	$2,307

Gross profit dollars increased by $0.532 million or 23.1% to $2.839 million for the six months ended December 31, 2025 from $2.307 million for the six months ended December 31, 2024. As a percentage of total revenues, gross profit percentage increased to 30.3% from 26.5% due to higher margin product revenues.

Research and Development

Six Months Ended December 31,
(in 000’s)
2025	2024
$95	$109

Research and development expenses decreased by $(0.014) million or 12.8% for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 due to headcount reduction.

Selling, General and Administrative Expense

Six Months Ended December 31,
(in 000’s)
2025	2024
$2,801	$2,827

In the six months ended December 31, 2025, selling, general and administrative expense decreased by $(0.026) million or 0.9% due largely to cost reductions enacted in August 2024 compared to the six months ended December 31, 2024.

Other Income

Six Months Ended December 31,
(in 000’s)
2025	2024
$51	$77

Other Income was $0.051 million for the six months ended December 31, 2025 compared to Other Income of $0.077 million for the six months ended December 31, 2024 or a decrease of $0.026 million. The decrease was due to lower interest income on cash savings accounts in the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

Net Income (Loss)

Six Months Ended December 31,
(in 000’s)
2025	2024
$122	$(552)

Net income was $0.122 million for the six months ended December 31, 2025 compared to a net loss of $(0.552) million for the six months ended December 31, 2024 or an improvement in loss reduction of $0.674 million. The improvement was due to a combination of higher gross margin of $0.532 million, and lower operating expenses of $0.040 million and lower other income of $0.026 million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. The cash balance at December 31, 2025 was approximately $3.913 million, as compared to $5.715 million at June 30, 2025.  The $1.802 million decrease was largely due to the DCS inventory purchase of $1.5 million in October 2025.  On October 31, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with QSC, LLC (“QSC”) pursuant to which the Company purchased certain assets comprising QSC’s Digital Cinema Speaker Series (“DCS”) loudspeaker product line including, the DCS loudspeaker product line, including the SC, SR, SB, and RSM product families; intellectual property, including trademarks, designs, and trade secrets; inventory and raw materials; OEM supplier agreements; product technical documentation; and rights to service and support existing DCS customers, for a purchase price of $1.5 million.

Cash Flows from Operating Activities

Compared to December 31, 2024, net cash used in operating activities decreased by $1.845 million in December 31, 2025 due largely to the DCS inventory purchase of $1.500 million in October 2025.  Net cash used in operating activities was $(1.802) million for the six months ended December 31, 2025, primarily due to $(2.687) million in working capital decreases which were offset by $0.122 million in net income and $0.324 million in other non-cash expenses. Within the working capital change, cash used in operating activities included $(2.687) million in inventory, accounts payable, customer deposits, lease liabilities and accrued expenses and offset by $0.434 million in accounts receivable and unearned warranty revenue.

For the six months ended December 31, 2024, net cash provided by operating activities was $0.038 million for the six months ended December 31, 2024, primarily due to 0.202 million in working capital increases along with $(0.552) million in net losses and 0.388 million in other non-cash expenses. Within the working capital change, net cash provided included $1.518M in accounts receivable, inventory, prepaids, accrued expense, unearned warranty revenue offset by $(1.316) million in payables, customer deposit declines and lease liabilities.

Cash Flows from Investing Activities

Net cash from investing activities was zero for the six months ended December 31, 2025 and 2024.

Cash Flows from Financing Activities

Net cash from financing activities was zero for the six months ended December 31, 2025 and 2024.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2024 Form 10-K. There have been no material changes during the six months ended December 31, 2025 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at December 31, 2025 due to material weaknesses in our internal controls over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: February 12, 2026

	By:	/s/ William F. Greene
	Name:	William F. Greene
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)