Form 10-Q
period 2026-03-31
MOVING iMAGE TECHNOLOGIES INC.
filed 2026-05-14
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, there were 9,941,072 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31,	June 30,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash	$2,363	$5,715
Accounts receivable, net	1,626	1,464
Inventories, net	3,180	2,066
Prepaid expenses and other	372	162
Total Current Assets	7,541	9,407
Long-Term Assets:
Right-of-use assets	915	1,087
Property and equipment, net	51	15
Intangibles, net	320	364
Other assets	15	15
Total Long-Term Assets	1,301	1,481
Total Assets	$8,842	$10,888

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,968	$3,009
Accrued expenses	409	362
Customer refunds	277	379
Customer deposits	270	1,101
Lease liabilities–current	252	227
Unearned warranty revenue	57	35
Total Current Liabilities	3,233	5,113

Long-Term Liabilities:
Lease liabilities–non-current	727	918
Total Long-Term Liabilities	727	918
Total Liabilities	3,960	6,031
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,941,072 and 9,939,080 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	—	—
Additional paid-in capital	12,087	12,061
Accumulated deficit	(7,205)	(7,204)
Total Stockholders’ Equity	4,882	4,857
Total Liabilities and Stockholders’ Equity	$8,842	$10,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net sales	$3,397	$3,571	$12,771	$12,264
Cost of goods sold	2,214	2,508	8,750	8,894
Gross profit	1,183	1,063	4,021	3,370

Operating expenses:
Research and development	45	49	140	157
Selling and marketing	484	429	1,316	1,421
General and administrative	788	855	2,757	2,691
Total operating expenses	1,317	1,333	4,213	4,269
Operating loss	(134)	(270)	(192)	(899)
Other income (expense)
Extinguishment of payables	—	—	128	—
Interest and other income, net	12	30	63	107
Total other income	12	30	191	107

Net loss	$(122)	$(240)	$(1)	$(792)

Loss per share:
Basic	$(0.01)	$(0.02)	(0.00)	(0.08)
Diluted	$(0.01)	$(0.02)	$(0.00)	$(0.08)

Shares used in computing loss per share:
Basic	9,945,384	9,911,015	9,942,367	9,901,554
Diluted	9,945,384	9,911,015	9,942,367	9,901,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three and Nine Months Ended March 31, 2026
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2025	9,939,080	$—	$12,061	$(7,204)	$4,857

Grant of options to officer	—	—	8	—	8
Issuance of stock to directors	652	—	1	—	1
Net income	—	—	—	509	509
Balance as of September 30, 2025	9,939,732	$—	$12,070	$(6,695)	$5,375

Grant of options to officer	—	—	8	—	8
Issuance of stock to directors	5,383	—	4	—	4
Net loss	—	—	—	(388)	(388)
Balance as of December 31, 2025	9,945,115	$—	$12,081	$(7,082)	$4,999

Issuance of stock to directors	5,957	—	4	—	4
Grant of options to officer	—	—	7	—	7
Stock repurchased	(10,000)	—	(6)	—	(6)
Net loss	—	—	—	(122)	(122)
Balance as of March 31, 2026	9,941,072	$—	$12,087	$(7,205)	$4,882

Three and Nine Months Ended March 31, 2025
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2024	9,896,850	—	11,965	(6,255)	5,710

Grant of options to officer	—	—	5	—	5
Net loss	—	—	—	(25)	(25)
Balance as of September 30, 2024	9,896,850	$—	$11,970	$(6,280)	$5,690

Grant of options to officer	—	—	32	—	32
Net loss	—	—	—	(527)	(527)
Balance as of December 31, 2024	9,896,850	$—	$12,002	$(6,807)	$5,195

Grant of options to officer	—	—	11	—	11
Issuance of stock to directors	36,829	—	23	—	23
Repriced option for directors and officer	—	—	11	—	11
Net loss	—	—	—	(240)	(240)
Balance as of March 31, 2025	9,933,679	$-	$12,046	$(7,047)	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:

Net loss	$(1)	$(792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses	247	59
Inventory reserve	55	277
Depreciation expense	9	10
Amortization expense	44	44
Right-of-use amortization	172	197
Stock compensation expense	23	59
Stock issued for director expenses	—	23
Changes in operating assets and liabilities
Accounts receivable	(409)	50
Inventories	(1,169)	(226)
Prepaid expenses and other	(210)	230
Accounts payable	(1,041)	484
Accrued expenses and customer refunds	(46)	(81)
Unearned warranty revenue	22	22
Customer deposits	(830)	(117)
Lease liabilities	(167)	(148)
Net cash (used in) provided by operating activities	(3,301)	91

Cash flows from investing activities
Purchases of property and equipment	(45)	—
Net cash used in investing activities	(45)	—

Cash flows from financing activities
Repurchases of shares	(6)	—
Net cash used in financing activities	(6)	—

Net (decrease) increase in cash	(3,352)	91
Cash, beginning of the period	5,715	5,278
Cash, end of the period	$2,363	$5,369

Non-cash investing and financing activities:
Director fees settled by stock issuance	$9	—
Right-of-use assets from new lease	$—	$(207)
Right-of-use assets from lease modification	$—	$(988)

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

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and with the disclosures and risk factors presented therein. The  June 30, 2025 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2026.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of March 31, 2026 and  June 30, 2025 the allowance for credit losses is approximately $483,000 and $236,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of March 31, 2026 and June 30, 2025, the inventory reserve was $1,468,000 and $1,413,000 respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

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

Contract Liabilities ($ in Thousands)	March 31,	June 30,
	2026	2025
Customer deposits	$270	$1,101
Unearned warranty revenue	57	35
Customer refunds	277	379
Total	$604	$1,515

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

	Three Months Ended March 31,		Nine Months Ended March 31,
Disaggregation of Revenue ($ in Thousands)	2026	2025	2026	2025
Equipment upon delivery (point in time)	$3,367	$3,540	$12,630	$12,138
Installation (point in time)	19	18	105	85
Software and services (over time)	11	13	36	41
Total revenues	$3,397	$3,571	$12,771	$12,264

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs were approximately $0 and $4,600 for the three months ended March 31, 2026 and 2025, respectively and $6,400 and $16,800 for the nine months ended March 31, 2026 and 2025, respectively.   Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the three and nine months ended  March 31, 2026 or 2025.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at  March 31, 2026 and  June 30, 2025 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	March 31, 2026	June 30, 2025
Inventory reserve	$411	395
Accumulated depreciation	—	(3)
Accumulated goodwill amortization	53	57
Accumulated intangible amortization	117	121
ROU Asset	(256)	(304)
ROU Liability	274	321
Warranty reserve	16	10
Stock compensation	68	68
Net operating loss carryforward	997	997
Tax credits	—	86
Allowance for credit losses	135	66
Net	1,816	1,814
Valuation allowance	(1,816)	(1,814)
Total	$—	$—

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of March 31, 2026 and June 30, 2025, the Company has established a warranty reserve of $20,000 and $37,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the nine months ended March 31, 2026 and the year ended June 30, 2025 (in thousands):

Warranty Liabilities	March 31,	June 30,
($ in Thousands)	2026	2025
Product warranty liability beginning of period	$37	$69
Accruals for warranties issued	64	354
Settlements made	(81)	(386)
Product warranty liability end of the period	$20	$37

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026 using a prospective transition method for its 2026 fiscal year.

In July 2025, the FASB issued ASU 2025 No. 2025-05, Financial Instruments-Credit Losses (Topic 326), which provides for a practical expedient for the evaluation of expected credit losses that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset.  The provisions of this pronouncement are effective for annual periods beginning after December 15, 2025, and interim periods within those periods.  The Company will first adopt this standard in the first quarter of its fiscal year ending June 30, 2027.

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

Loss per Share	For the Three Months		For the Nine Months
(In Thousands except for share	Ended March 31		Ended March 31
and per share price)	2026	2025	2026	2025
Numerator:
Net loss	$(122)	$(240)	$(1)	$(792)
Denominator:
Basic Weighted average basic shares outstanding	9,945,384	9,911,015	9,942,367	9,901,554
Effect of dilutive share-based awards	-	-	-	-
Weighted-average dilutive shares	9,945,384	9,911,015	9,942,367	9,901,554

Net loss per share

Basic loss per share	$(0.01)	$(0.02)	$(0.00)	$(0.08)
Diluted loss per share	$(0.01)	$(0.02)	$(0.00)	$(0.08)

The following securities were excluded from the calculation of diluted loss per share in each period because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	March 31,	March 31,
	2026	2025
Options	450,000	450,000
Total potentially dilutive shares	450,000	450,000

The Company had net losses for three and nine months ended  March 31, 2026 and March 31, 2025. All potentially dilutive securities were deemed to be anti-dilutive in those periods because of the net losses incurred.

NOTE 3 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2026 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$749	$221
Patents	20	70	23	47
Trademark	20	78	26	52
		$1,118	$798	$320

NOTE 3 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of  June 30, 2025 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$711	$260
Patents	20	70	21	49
Trademark	20	78	23	55
		$1,118	$755	$364

Amortization expense was $15,000 and $15,000 for the three months ended March 31, 2026 and 2025 respectively, and $44,000 and $44,000 for the nine months ended March 31, 2026 and 2025, respectively,

and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2026 in each of the years subsequent to March 31, 2026, and thereafter is as follows (amounts in thousands);

2026 balance of fiscal year	$15
2027	60
2028	60
2029	60
2030	60
Thereafter	65
Total	$320

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	March 31,	June 30,
($ in Thousands)	2026	2025
Employee compensation	$328	$225
Accrued warranty	20	37
Freight	23	16
Sales tax	19	28
Other	19	56
Total	$409	$362

NOTE 5 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of March 31, 2026, the Plan provides for the issuance of up to 1,500,000 stock-based awards. There are 1,050,000 stock-based awards available to grant under the Plan at March 31, 2026.

On October 30, 2024, and as part of Francis Godfrey’s appointment as the Company’s President and Chief Operating Officer, the Board granted Francis Godfrey 200,000 options with an exercise price of $0.65 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

On March 25, 2025, the Board of Directors (the “Board”) of Moving iMage Technologies, Inc. cancelled the previously issued May 23, 2023 250,000 share options at $1.10 per share to outside directors consisting of 50,000 each to Directors Katherine Crothall, Scott Anderson and John Stiska and as well as 100,000 options to CFO William Greene at $1.10 per share. The Board reissued the 250,000 options at $0.65 per share which resulted in an incremental stock-based compensation charge of $11,000 in the three and nine-months ended March 31, 2025.

The Company recognized compensation expense of approximately $7,300 and $22,000 for stock options during the three and nine months ended March 31, 2026, respectively, and $15,000 and $59,000 during the three and nine months ended March 31, 2025, respectively.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. There were no option grants during the three and nine months ended March 31, 2026:

	March 31, 2025	October 30, 2024
	Options	Options

Risk-free interest rate	4.35%	4.22%
Expected volatility	83.50%	83.50%
Dividend yield	—%	—%
Expected option term in years	2.4	5.5

NOTE 5 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of  March 31, 2026 and changes during the nine months ended March 31, 2026 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2025	450,000	$0.65
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, March 31, 2026	450,000	$0.65

A summary of the status of the Company’s stock options as of March 31, 2025 and changes during the nine months ended March 31, 2025 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	450.000	0.65
Exercised during the period	—	—
Canceled during the period	(250,000)	(1.10)
Balance, March 31, 2025	450,000	$0.90

The following table summarizes information about outstanding and exercisable stock options at March 31, 2026:

Range of	Number	Number	Wtd. Avg, Life	Wtd. Avg.
Exercise Price	Outstanding	Exercisable	(in years)	Exercise Price
$0.65	450,000	331,000	7.79	$0.65

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash or in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. During the three months ended March 31, 2026 and 2025, the Company issued 5,957 and 36,829 shares, respectively, to the independent directors for director fees earned. During the nine months ended March 31, 2026 and 2025, the Company issued 11,992 and 36,829 shares, respectively, to the independent directors for director fees earned.

NOTE 6 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: No customers accounted for more than 10% of the Company's sales for the three months ended March 31, 2026.  One customer accounted for 10% of the Company’s sales for the nine months ended March 31, 2026.

At March 31, 2026, two customers accounted for 28% of accounts receivable. The amount of outstanding receivables related to the two customers was approximately $615,000.

For the three months ended March 31, 2025, one customer accounted for 12% of the Company’s sales.  For the nine months ended March 31, 2025, no customers accounted for more than 10% of the Company’s sales.

Vendors: For the three months ended March 31, 2026 one vendor accounted for 16% of the Company’s purchases.  For the nine months ended March 31, 2026 three vendors accounted for 15%, 12% and 11%, respectively, of the Company’s purchases. For the three months ended March 31, 2025, two vendors accounted for 24% and 20% of the Company's purchases. For the nine months ended  March 31, 2025, two vendors accounted for 18% and 15% of the Company’s purchases.

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

NOTE 7 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The Company’s operating lease expense was $79,000 and $98,000 for the three months ended March 31, 2026 and 2025, respectively, and $238,000 and $283,000 for the nine months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments at March 31, 2026 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2026 balance of fiscal year	$80
2027	326
2028	303
2029	266
2030	159
Total future minimum lease payments	1,134
Less imputed interest (at 8%)	(155)
Present value of operating lease payments	$979

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2026:

Assets	(in thousands)
ROU assets-net	$915

Liabilities
Current operating lease liabilities	$252
Long-term operating lease liabilities	727
Total ROU liabilities	$979

The Company’s weighted average remaining lease term for its operating leases is 3.52 years using a weighted average discount rate of 8.42%.

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

($ in Thousands)	Quarter Ended
	March 31,
	2026	2025
Revenue	$3,397	$3,571
Cost of Sales	2,214	2,508
Gross Margin	1,183	1,063
Segment operating expenses:
Payroll and related	958	923
Marketing	62	50
G&A	86	128
Compliance	118	118
Occupancy	144	170
Overhead	(51)	(56)
Total segment operating expenses	1,317	1,333
Interest and other income	(12)	(30)
Net loss	$(122)	$(240)

($ in Thousands)	For the Nine Months Ended
	March 31,
	2026	2025
Revenue	$12,771	$12,264
Cost of Sales	8,750	8,894
Gross Margin	4,021	3,370
Segment operating expenses:
Payroll and related	2,870	2,905
Marketing	134	192
G&A	302	302
Compliance	638	489
Occupancy	425	525
Overhead	(156)	(144)
Total segment operating expenses	4,213	4,269
Interest and other income	(191)	(107)
Net loss	$(1)	$(792)

NOTE 9 — SUBSEQUENT EVENTS

On April 27, 2026, William Greene retired as CFO. On April 27, 2026, the Company hired Bart Bedard as CFO and he will be paid an annual salary of $200,000.

Management has evaluated events from April 1, 2026 through May 14, 2026, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2025 and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

Overview

We provide technology, products, and services to movie theater operators and sports and entertainment venues.

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

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Sales

Three Months Ended March 31,
(in 000’s)
2026	2025
$3,397	$3,571

Net sales decreased by 4.9% to $3.397 million for the three months ended March 31, 2026 from $3.571 million for the three months ended March 31, 2025 due to lower one-time project sales.  Estimated quarterly recurring sales revenues are $2.0 million.

Gross Profit

Three Months Ended March 31,
(in 000’s)
2026	2025
$1,183	$1,063

Gross profit dollars increased by $0.120 million or 11.3% to $1.183 million for the three months ended March 31, 2026 from $1.063 million for the three months ended March 31, 2025. As a percentage of total revenues, gross profit percentage increased to 34.8% from 29.8% due to higher Digital Speaker Series ("DCS") sales and its related higher margin.  The Company realized approximately $0.065 million improvement in gross profit due to the purchase of DCS inventory at a discount from the initial October 2025 purchase.

Research and Development

Three Months Ended March 31,
(in 000’s)
2026	2025
$45	$49

Research and development expenses decreased by $0.004 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease is deemed immaterial.

Selling, General and Administrative Expense

Three Months Ended March 31,
(in 000’s)
2026	2025
$1,272	$1,284

The decrease in selling, general and administrative expense of $0.012 million or 0.9% and was virtually unchanged.

Other Income

Three Months Ended March 31,
(in 000’s)
2026	2025
$12	$30

Other Income was $0.012 million for the three months ended March 31, 2026 compared to Other Income of $0.030 million for the three months ended March 31, 2025 or a decrease of $0.018 million. The decrease was due to lower interest income on cash savings accounts in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net Income (Loss)

Three Months Ended March 31,
(in 000’s)
2026	2025
$(122)	$(240)

Net loss was $(0.122) million for the three months ended March 31, 2026 compared to a net loss of $(0.240) million for the three months ended March 31, 2025 or an improvement in loss reduction of $0.118 million. The improvement was due to higher gross margin of $0.120 million and lower operating expense of $0.016 million, offset by lower other income of $0.018 million.

Nine months ended March 31, 2026 compared to the nine months ended March 31, 2025

Sales

Nine Months Ended March 31,
(in 000’s)
2026	2025
$12,771	$12,264

Net sales increased 4.1% to $12.771 million for the nine months ended March 31, 2026 from $12.264 million for the nine months ended March 31, 2025 due to higher one-time project sales.

Gross Profit

Nine Months Ended March 31,
(in 000’s),
2026	2025
$4,021	$3,370

Gross profit dollars increased by $0.651 million or 19.3% to $4.021 million for the nine months ended March 31, 2026 from $3.370 million for the nine months ended March 31, 2025. As a percentage of total revenues, gross profit percentage increased to 31.5% from 27.5% due to DCS higher margin product revenues.

Research and Development

Nine Months Ended March 31,
(in 000’s)
2026	2025
$140	$157

Research and development expenses decreased by $(0.017) million or 10.8% for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 due to headcount reduction.

Selling, General and Administrative Expense

Nine Months Ended March 31,
(in 000’s)
2026	2025
$4,073	$4,112

In the nine months ended March 31, 2026, selling, general and administrative expense decreased by $0.039 million or 0.9% due primarily to lower payroll costs.

Other Income

Nine Months Ended March 31,
(in 000’s)
2026	2025
$191	$107

Other Income was $0.191 million for the nine months ended March 31, 2026 compared to Other Income of $0.107 million for the nine months ended March 31, 2025 or an increase of $0.084 million. The increase was due to a one-time payables extinguishment in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025.

Net Income (Loss)

Nine Months Ended March 31,
(in 000’s)
2026	2025
$(1)	$(792)

Net income was $(0.001) million for the nine months ended March 31, 2026 compared to a net loss of $(0.792) million for the nine months ended March 31, 2025 or an improvement in loss reduction of $0.791 million. The improvement was due to higher gross margin of $0.651 million, lower selling, general and administrative expenses of $0.039 million and higher other income of $0.084 million.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. The cash balance at March 31, 2026 was approximately $2.400 million, as compared to $5.715 million at June 30, 2025.  The $3.352 million decrease was largely due to the DCS inventory purchase of $1.5 million in October 2025 and subsequent DCS inventory purchases during the March quarter.  On October 31, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with QSC, LLC (“QSC”) pursuant to which the Company purchased certain assets comprising QSC’s Digital Cinema Speaker Series (“DCS”) loudspeaker product line including, the DCS loudspeaker product line, including the SC, SR, SB, and RSM product families; intellectual property, including trademarks, designs, and trade secrets; inventory and raw materials; OEM supplier agreements; product technical documentation; and rights to service and support existing DCS customers, for a purchase price of $1.5 million.

Cash Flows from Operating Activities

Compared to March 31, 2025, net cash used in operating activities increased by $3.393 million in March 31, 2026 due largely to the increased DCS inventory and payables of $2.200 million.  Net cash used in operating activities was $(3.301) million for the nine months ended March 31, 2026, which were offset by $0.001 million in net loss and $0.549 million in other non-cash expenses. Within the working capital change, cash used in operating activities included $(3.872) million in inventory, accounts payable, customer deposits, accounts receivable, prepaids and lease liabilities offset by $0.022 million in unearned warranty revenue.

For the nine months ended March 31, 2025, net cash provided by operating activities was $0.091 million, primarily due to $0.214 million in working capital increases along with $(0.792) million in net losses and $0.669 million in other non-cash expenses. Within the working capital change, net cash provided included $0.786 million in accounts receivable, prepaids, payables and unearned warranty revenue offset by 0.572 million in inventory, accrued expenses, customer deposit declines and lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.045 million for equipment purchases for the nine months ended March 31, 2026 and zero for the nine months ended March 31, 2025.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.006 million for repurchase of shares for the nine months ended March 31, 2026 and zero for the nine months ended March 31,2025.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2024 Form 10-K. There have been no material changes during the nine months ended March 31, 2026 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at March 31, 2026 due to material weaknesses in our internal controls over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

MOVING IMAGE TECHNOLOGIES, INC.

Date: May 14, 2026

	By:	/s/ Bart Bedard
	Name:	Bart Bedard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)