Form 10-K
period 2026-06-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2026-09-28
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on December 31, 2025 of $0.66) held by non–affiliates of the registrant was approximately $4.2 million.

As of September 28, 2026, there were 9,952,223 Shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

ITEM 1.         BUSINESS

Corporate Overview

Moving iMage Technologies ("the Company") provides cinema and entertainment operators with the latest technology of products, and services. The Company designs, manufactures, and distributes proprietary cinema products, peripherals, and cinema loudspeaker systems. These products are sold independently and as part of our broader solutions offerings.  The Company combines industry expertise with engineering, design, integration, procurement, installation, and project management capabilities to support new construction, renovations, and technology upgrades for commercial cinemas, screening rooms, post-production facilities, universities, museums, and other entertainment venues.

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

Description of Business

We are a provider of technology, products, and services to movie theater operators and sports and entertainment venues.

1)

We provide a set of services to movie theater operators and other critical screening and viewing rooms. These services include overall project management, which can encompass a wide range of design, integration, installation, and procurement services for new auditorium builds, refurbishments, or upgrades to existing facilities.

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

4)

Finally, we have introduced a set of products intended to address additional movie theater, entertainment and sports venue industries applications. For example, our operations and theater management solution include a software-as-a-service (SaaS) platform combined with other technologies that allow theater operators to manage their quality control. We have also developed a translator product and service that will enable moviegoers to watch a movie in any language that the film is available in, all in the same auditorium through a set of augmented reality glasses. Another example is a proprietary mobile cart we’ve developed to enable eSports and gaming in movie-theater auditoriums.

Industry and Revenue Drivers

Our Industry

Trends

In 2025, U.S./Canada box office revenues increased to approximately $8.9 billion, compared to approximately $8.7 billion in 2024, driven by a stronger and more consistent film release schedule. Global box office revenues also improved, reaching approximately $33.6 billion in 2025, reflecting the continued recovery of the theatrical exhibition industry.

Convenient and Affordable Form of Out-Of-Home Entertainment.   Movie-going continues to be one of the most affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $11.75 in 2025. Movie theaters continue to draw more people than all theme parks and major U.S. sports combined according to the Motion Picture Association of America.

Introduction of New Platforms and Product Offerings that Enhance the Movie-Going Experience.   The motion picture exhibition industry continues to develop new movie theater platforms and concepts to respond to varying and changing consumer preferences. In addition to changing the overall style of, and amenities offered in, some theaters, concession product offerings have continued to expand beyond more than just traditional popcorn and candy items. Many locations now offer a full dining and entertainment experience that include appetizers, entrees, desserts, alcohol beverages and/or healthier snack options for guests.

In addition, luxury seats are offered in many locations, further enhancing the movie viewing experience. New technologies like motion seats, immersive sound and virtual reality are also offered for in-theater enjoyment at some locations.

New Theater Construction. Exhibitor Capital Investment Cycle. In addition to selective new theater development, cinema operators are continuing to invest in technology upgrades and theater modernization initiatives. As exhibitors seek to differentiate the theatrical experience through premium presentation quality and operational efficiency, investments in laser projection, immersive audio systems, digital signage, automation, accessibility solutions, and luxury amenities remain priorities. We believe these trends support ongoing demand for our products and services and position us to participate in both new theater projects and existing theater renovation and technology refresh initiatives.

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

According to industry sources, there were more than 215,000 commercial cinema screens operating worldwide in 2025, including approximately 41,000 screens in the United States. The global transition from film-based to digital cinema has largely been completed, with digital systems representing approximately 96% of commercial cinema screens worldwide. Industry investment is increasingly focused on technology refresh and premium presentation formats, including laser projection, immersive audio, premium large-format auditoriums, and cinema LED display technologies. Laser projection continues to gain adoption across global exhibition due to its improved image quality, longer operating life, and lower maintenance requirements compared to traditional lamp-based systems. In North America and other major markets, exhibitors have announced and implemented multi-year capital expenditure programs that include significant laser projection deployments and other premium cinema upgrades designed to enhance the moviegoing experience.

Caddy Product. Live viewing of sports has recovered to pre-pandemic levels with stadiums and arenas selling out regularly. However, new builds, upgrades, and refurbishments of new stadiums and arenas have not recovered as quickly as the movie theater industry.

Products, Enterprise Software Solutions and Technical Services

Products

New Business Initiatives

On October 31, 2025, Moving iMage Technologies, Inc. (the “Company”) entered into an Asset Purchase Agreement with QSC, LLC. The Company purchased QSC’s Digital Cinema Speaker Series (“DCS”) loudspeaker product line and related trademarks, designs, and trade secrets; inventory and raw materials; OEM supplier agreements; product technical documentation; and rights to service and support existing DCS custom for a purchase price of $1.5 million.

The Company now offers a wide range of premium audio, video, and cinema technology brands that complement the Company's in-house designed, manufactured, and assembled products, subsystems, and accessories. The Company’s solutions include cinema projection systems, media servers, signal processing, power amplification, and the Company’s proprietary DCS Cinema loudspeaker systems, which are designed to deliver premium cinema audio performances for exhibitors worldwide. Together, these products enable fully integrated and automated cinema environments for theater chains, studios, post-production facilities, screening rooms, and ultra-high-end residential cinemas.

● The Company's manufactured product portfolio includes DCS loudspeaker systems, green-energy LED lighting solutions for cinemas, performance venues, and meeting spaces, as well as proprietary dimming, power management, and control products. These offerings are further integrated through enterprise software solutions that provide centralized equipment monitoring, management, automation, and operational control.

● We provide the cinematic exhibition industry with a single-source solution encompassing system design, engineering, procurement, manufacturing, integration, logistics, project management, installation, commissioning, and ongoing support for projects ranging from individual auditoriums to large-scale multinational cinema deployments.

Projectors and Media Servers — the Company has distribution and Master Reseller agreements for the Americas with world class manufacturers Sharp-NEC, Barco, Dolby, GDC and Christie. We provide a complete range of DCI compliant cinema projectors and media servers to accommodate any screen size or application. The afore-mentioned brands are the largest manufacturers of high-end DCI compliant digital cinema projectors and media servers in the world. All manufacturers provide the Company with an accommodation to resell and distribute in defined projects in other areas of the world.

The Company in-house designed, manufactured and assembled sub-systems – the Company designs and manufactures automation, pedestal, projection pod (for booth less operations), and power management systems. These mission critical components tie projectors, media servers, lighting and sound systems together to ensure a robust cinematic experience.

Audio Systems — the Company has distribution and Master Reseller agreements for the Americas with world class manufacturers of signal processing, amplification and loudspeakers by Dolby, QSC, Samsung (Harman, JBL, Crown), Trinnov, LEA Professional, Krixx and Meyer Sound. This wide-ranging selection allows the Company to offer premium sound systems to complete the immersive movie-going experience. We integrate these components along with our in-house energy efficient solutions to improve onsite installation time, reliability and operational performance.

“Green energy efficient” Products, Lighting Fixtures and Dimmers — We offer a series of in-house designed and assembled lighting products and dimmers designed to reduce energy consumption in cinemas, theaters, and performance venues. LED-based lighting has rapidly become an important aspect of the Company’s product line, offering advantages in efficiency and reduced maintenance, which translate into lower operating costs. We believe our green initiative Architectural LED Fixture (ALF) is the first LED-based 8” downlight luminaire and companion the Company’s M-Series lighting dimmers are specifically designed for commercial cinemas, screening rooms, postproduction facilities, museums, performance venues and meeting spaces. In addition to our LED and dimmer products, the Company offers a number of other “green” products designed for energy efficiency. We offer the DCE-10/20 Demand Controlled Ventilation system which automatically shuts down exhaust fans when not needed. This closed-loop controller is designed to efficiently control projector exhaust, on demand, by managing airflow to prevent the wasting of HVAC conditioned air. the Company’s IS-20 & IS-20d Power Managers power audio and video systems up and down on a controlled schedule, offering savings on wasteful energy consumption during system idle time. This suite of products supports the Company’s green initiatives with an emphasis on energy savings, reliability and value.

Technical Services

Newly deployed technology across the board requires up to date specification, training, service, and consulting to maintain mission critical equipment. We offer a suite of pre-and-post deployment services from on-site repair and warranty service to proactive remote monitoring of networked equipment.

Project Management, System Design and FF&E — We offer a wide range of technical, design and consulting services such as custom engineering, audio visual integration, systems design, and installation, as well as software solutions. To compliment the aforementioned services the Company provides turnkey Project Management & FF&E services to commercial cinema exhibitors for new construction and remodels, including design, consulting, and procurement of seats, screen systems, lighting, acoustical treatments, screens, projection and sound equipment for upgrades and new professional cinema, screening room, postproduction facilities and ultra-high-end cinema builds.

Our Project Management includes consulting with architects through final fixturing and calibration. Our staff of mechanical and electrical engineers work closely with end users as well as OEM manufacturers and can participate in every phase of the process from conceptual design and development to production on most any scale. The Company personnel have designed, specified and installed thousands of commercial cinemas, postproduction, screening and high-end residential rooms and have been involved in the digital cinema conversion rollouts of clients such as AMC, Cinemark, Cinepolis, Cinemex, Reading, Metropolitan, Hollywood, Regal, Syufy, Harkins, and other smaller circuits.

MiTranslator.  Beginning in 2016, the Americans with Disabilities Act (ADA) required theaters to have provisions for seeing- and hearing-impaired patrons. In 2022, we acquired the ADA compliance product line from QSC.  We continue to offer accessibility products and are evaluating additional functionality, including multi-language capabilities and use with personal mobile devices. Market acceptance and the timing of any broader commercialization remain uncertain.

In parallel, we are actively gauging market demand between two important factors: (i) affordable ADA-compliant solutions that meet theaters’ baseline compliance requirements, and (ii) enhanced systems that expand access through multi-language capabilities. We continue to produce ADA compliance with multi-language functionality. While U.S. cinemas remain obligated under ADA regulations to provide accessibility devices, we recognize that many cinemas and patrons increasingly prefer the convenience of using their own personal devices. MiTranslator’s development path is to address both needs by offering a mobile application for a user’s personal device.. The Company continues to be the market leader in affordable accessibility options that are ADA compliant.

We believe this product category positions the Company to serve both the immediate compliance needs of cinemas and the broader objective of expanding access to underserved audiences, supporting both exhibitors and patrons as the market evolves.

Direct View LED screens. the Company is the only company that has installed and commissioned the three leading DCI Directview LED cinema systems (“Samsung ONYX Cinema”, “LG DVLED Cinema” & “SONY Crystal LED”). Additionally, the Company utilizing our in-house design fabrication and manufacturing has designed and installed custom DirectView LED Screen frames for two of those installations.

Direct View LED is an alternative conventional cinema projection. Future demand will depend on factors including cost, exhibitor capital spending, performance requirements, customer acceptance and competing technologies. While LED displays have been around for years (e.g., the giant displays in virtually every sports arena), the constant miniaturization of this technology has now made cinema exhibitions possible. Direct View LED screens utilize a technology that is an alternative to the century-old streaming of projector light thrown onto screens; the LED screen is more akin to a giant television screen, and its use renders the projection booth and mezzanine unnecessary reducing construction costs. These emissive displays can deliver improved contrast for a dynamic image range substantially in excess of projection capabilities. Also, LED is ideal for displaying High Dynamic Range (HDR) which we believe is the main video aesthetic enhancement used to boost audience experience in cinemas. Since the LED consumes no power when they are switched off to ‘illuminate’ black, this saves electricity versus the always-on energy of laser projection or xenon lamps. LED panels can also last up to 100,000 hours or 15 years, whereas projectors have a lifespan of barely half that.

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

No customer accounted for more than 10% of the Company’s revenue for the years ended June 30, 2026 and 2025. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Manufacturing and Assembly

The Company has 21,000 square feet of office, warehouse, and in-house manufacturing and assembly space in Southern California, which houses our corporate offices, engineering, distribution, integration, service, and support operations. A global network of service partners, contract manufacturers, and OEM suppliers augments our primary location.

We develop, design, manufacture, and assemble key components of the theatrical systems we offer. Proprietary components are either manufactured in-house or produced pursuant to manufacturing agreements with qualified third-party suppliers. These proprietary products include custom pedestals, projection enclosures, equipment racks, automation systems, specialized lighting, power management, and control equipment. Fabrication of many other parts and subassemblies is subcontracted to a network of domestic and international suppliers.

In addition, the Company manages the global supply chain, component sourcing, contract manufacturing, quality assurance, and logistics for its DCS Cinema loudspeaker product line. Through a network of strategic manufacturing partners, The Company oversees the production of loudspeaker cabinets, transducers, crossover assemblies, and related components, while maintaining responsibility for product design, engineering, quality standards, and final product performance. This model enables the Company to efficiently scale production while maintaining consistent product quality and reliability across global markets.

We believe our significant suppliers and manufacturing partners will continue to provide quality products and components in quantities sufficient to satisfy our requirements. Incoming parts and subassemblies are inspected in accordance with established quality procedures, and finished products are subjected to comprehensive testing and verification prior to shipment.

We believe that our quality control procedures and the quality standards applied to the products we manufacture, distribute, and service have contributed significantly to our reputation for performance and reliability. Inspection of incoming materials and components, supplier quality management, and testing throughout the manufacturing, integration, installation, and service lifecycle are key elements of this program.

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our engineering capabilities and research and production techniques.

Backlog

Our sales backlog at June 30, 2026 was approximately $6.96 million, which represents orders currently planned for shipment during fiscal year 2027.  Backlog at June 30, 2025 was $7.52 million. All open orders at June 30, 2025 were fulfilled in the year ended June 30, 2026.

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

From time to time, in the normal course of its business, we will have customers who are unable to proceed with a theater system installation or upgrade for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation or upgrade, the agreement with the customer is terminated or amended. If the agreement is terminated, the Company and the customer are released from all their future obligations under the agreement.

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

Employees

We employed 25 full-time equivalent personnel as of June 30, 2026. We are not a party to any collective bargaining agreement.

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

Demand for our products and services depends to a significant degree on spending in our markets. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box-office and concession revenues, whether as a result of an economic downturn or political or other economic event, commercial exhibitors may be less willing to invest capital in building or refurbishing theaters. Worsening economic and market conditions, downside shocks, economic inflation or a return to recessionary economic conditions could serve to reduce demand for our products and services and adversely affect our operating results. However, the cinema industry has historically shown incredible resilience in such economic downturns, as it remains a regional and affordable out-of-home experience. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure products to meet our customers’ demands. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Interruptions of, or higher prices of, products and services from our suppliers may affect our results of operations and financial performance.

A significant portion of our revenue is generated from the distribution to the theater exhibition industry of digital cinema equipment and services manufactured or developed by third party OEMs or software developers. These OEMs include companies such as NEC, Barco, Christie, QSC, JBL, Dolby and Samsung. If we fail to maintain satisfactory relationships with these entities, or if these entities experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services which would have an adverse effect on our business. Even if we are able to secure alternative arrangements with OEMs or software developers of similar products, products or software services sourced from alternative sources may not be as functional or desirable to potential customers, which could cause such customers to meet their digital cinema needs elsewhere.

With respect to those other products and components which we offer but do not manufacture in-house, the loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could adversely impact our financial condition, operating results and cash flows. In addition, supply interruptions have arisen in the past and could arise in the future from effects of shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control.

Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product with a higher cost of product and ultimately a decrease in our net sales and profitability. A disruption in the timely availability of our products by our key suppliers would result in a decrease in our revenues and profitability. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, would put pressure on our operating margins and have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our inability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

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

In addition to our in-house sales force, we sell our products and services through distributors, dealers and resellers. As we do not have long-term contracts with most of them, these agreements may be cancelled at any time. Any changes to our current mix of distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. If our distributors, dealers and resellers are not successful in selling our products, our revenue will decrease. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new distributors. If we do not maintain our relationship with existing distributors or develop relationships with new distributors, dealers and reseller our ability to grow our business and sell our products and services could be adversely affected, and our business may be harmed.

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

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. In addition, our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. A large part of our business is concerned with new theater builds, which often see substantial delays due to weather, but also financing timing, permits and governmental delays, and other unpredictable problems often associated with large real estate projects. Also, our revenue growth generally is higher during the first and fourth quarters of the fiscal year as the weather improves, the digital cinema market becomes more active, and consumers begin new theater builds or remodels projects. During these periods, we tend to experience increased transaction volume. Conversely, our revenue growth generally slows during the second quarter of the fiscal year, as spending on new theater construction and theater improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in transaction volume also tends to slow during these periods. We expect this seasonality to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, our seasonality trends may vary in the future as we introduce products to new industry verticals, and we become less concentrated in the new theater construction and improvement sector. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time, and we may not be able to adjust our cost structure on a timely basis, and our cash flows may suffer.

We are substantially dependent upon significant customers who could cease purchasing our products and services at any time.

No individual customer accounted for more than 10% of the Company’s revenue for the year ended June 30, 2026 or 2025. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Our success depends on our ability to maintain our brand. If events occur that damage our brand, our business and financial results may be harmed.

Our business, results of operations and prospects depend, in part, on our ability to maintain the value of our brand and reputation for providing high-quality products and services. Maintaining, promoting, and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high-quality products and services. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

Any failure to offer high-quality customer support may harm our relationships with our customers and our results of operations.

Our customers depend on our customer support teams to resolve technical and operational issues if and when they arise. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for customer support. Customer demand for support may also increase as we expand the features available in our products. Increased customer demand for customer support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to expand our business customer base, we need to be able to provide efficient and effective customer support that meets our business customers’ needs and expectations globally at scale. The number of our business customers has grown significantly, which puts additional pressure on our support organization. If we are unable to provide efficient and effective customer support, our ability to increase our operations may be harmed and we may need to hire additional support personnel, which could harm our margins and the results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell our products and services to existing and prospective customers, our business, results of operations, and financial condition.

The nature of our business exposes us to product liability claims as well as other legal proceedings.

We rely in part on manufacturers and other suppliers to provide us with many of the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute and install. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have had quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. We have been subject to such claims in the past, which have been resolved without material financial impact. From time to time, we are involved in product liability claims relating to the products we distribute and manufacture and relating to products we have installed. In certain situations, we have undertaken to voluntarily remediate any defects, which can be a costly measure.

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

At June 30, 2026, our sales backlog was approximately $6.96 million, with planned order shipments occurring during fiscal 2027. We list signed contracts for theater construction or refurbishing for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed agreements that are expected to be recognized as revenue in the future and includes initial fees along with the value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of our customers with which we have signed contracts may complete theatrical construction or refurbishing systems that are included in our backlog. This could adversely affect our future revenues and cash flows. In addition, customers with obligations in backlog sometimes request that we agree to modify or reduce such obligations, which we have agreed to in the past under certain circumstances. Customer requested delays in the construction or refurbishing of theaters in backlog remain a recurring and unpredictable part of our business.

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

We have recently undertaken some new lines of business and intend to continue to opportunistically pursue new lines in the future. For example, the DCS product line consists of products we had not previously offered to our customer base. These initiatives represent new areas of growth for us and could include the offering of new products and services that may not be accepted by the market. If any new business which we acquire, invest in or attempt to develop does not progress as planned, we may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from our core business or by damage to our brand or reputation.

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

The occurrence of one or more natural disasters, such as pandemics, fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers and/or customers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance.

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

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to sell our products to the motion pictures industry and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the year-end calendar holidays, making our business seasonal. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in, or suspension of, the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming or Premium Video on Demand (PVOD) platforms in lieu of a theatrical release, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations.

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

Our quarterly operating results have in the past fluctuated and are likely to do so in the future. As a result, the trading price of the shares of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:

●	the success of competitive products or technologies;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	regulatory or legal developments in the United States and other countries;

●	the recruitment or departure of key personnel;

●	the level of expenses;

●	changes in our backlog in a given period;

●	seasonality in our business, specifically our second fiscal quarter, which is traditionally weaker;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our Common Stock by us, our insiders or our other stockholders;

●	market conditions in the digital cinema sector; and

●	general economic, industry and market conditions.

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

Our directors and executive officers beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of September 28, 2026. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our certificate of incorporation whether to issue additional Common Stock and preferred stock, including to itself, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This concentration of ownership may also have the effect of delaying or preventing a third party from acquiring control of our company, which could adversely affect the price of our Common Stock.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our shares of Common Stock being less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our shares of common stock, and the market price of such securities may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We ceased to be an “emerging growth company” in July 2026 following the fifth anniversary of our July 2021 initial public offering. Fiscal 2027 will be our last emerging growth company filing year.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2026 due to the material weaknesses described in Item 9A.

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

Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the Commission on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock, and we may be unable to maintain compliance with NYSE American listing requirements.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.      Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of cybersecurity in maintaining the confidentiality, integrity and availability of our information systems and in protecting our customers, employees, business operations and stockholders. We maintain processes designed to assess, identify and manage material risks from cybersecurity threats as part of our overall risk management activities. These processes include, among other things, network monitoring, access management controls, security awareness practices, incident response procedures and periodic evaluations of cybersecurity risks affecting our information systems.

Management is responsible for overseeing the assessment and management of cybersecurity risks. Management regularly evaluates potential cybersecurity threats, monitors the effectiveness of cybersecurity controls and response procedures, and assesses whether identified cybersecurity risks or incidents could materially affect the Company.

Cybersecurity Governance

Our Board of Directors oversees risks from cybersecurity threats as part of its broader oversight responsibilities. The Board does not maintain a separate cybersecurity committee. Management periodically reports to the Board regarding significant cybersecurity risks, cybersecurity initiatives and any material cybersecurity incidents. In the event of a significant cybersecurity incident, management is responsible for evaluating the nature and potential impact of the incident and for informing the Board, as appropriate.

Cybersecurity Incidents

As of June 30, 2026, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition.

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

Holders

As of September 28, 2026, there were 12 holders of record of our Common Stock.

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

Overview

Moving iMage Technologies ("the Company) provides cinema and entertainment operators with the latest technology of products, and services. The Company designs, manufactures, and distributes proprietary cinema products, peripherals, and cinema loudspeaker systems. These products are sold independently and as part of our broader solutions offerings.  The Company combines industry expertise with engineering, design, integration, procurement, installation, and project management capabilities to support new construction, renovations, and technology upgrades for commercial cinemas, screening rooms, post-production facilities, universities, museums, and other entertainment venues.

Cinema Products.  The Company designs and manufactures a range of proprietary products that support cinema operations, technology infrastructure, and the guest experience. Our product portfolio includes projector pedestals, lighting control solutions, LED lighting products, direct view LED (DVLED) support systems, power management, cinema automation systems, ADA accessibility solutions, bespoke fabrication and other specialty products used throughout cinema facilities.

Cinema Loudspeaker Solutions.  In October 2025, The Company acquired the assets and exclusive rights to the Digital Cinema Speaker (DCS) loudspeaker product line from QSC and commenced sales of these products in December 2025.  DCS loudspeaker products have been used in cinema applications for more than twenty years delivering audio solutions for applications ranging from large-format (PLF) auditoriums and multiplexes to boutique cinemas, studios, post-production facilities, and private screening rooms. The DCS product family expands The Company's proprietary product portfolio and our range of cinema technology offerings.

Other Products.  The Company designs and manufactures a proprietary line of cup holders, trays, and related products used in cinemas, sports stadiums, and other entertainment venues. These products help venue operators improve guest comfort, convenience, and overall facility functionality.

Third-Party Technology Solutions.  The Company provides leading projection, audio, display, and cinema technology solutions from third-party manufacturers as part of its comprehensive services offering. Products include laser projection systems, immersive audio technologies, direct-view LED displays, cinema screens, digital cinema content servers, and other FF&E used throughout modern cinema environments.

Growth Strategy.  The Company continues to evaluate opportunities to expand its capabilities, product portfolio, and customer value proposition through the development of new offerings, strategic partnerships, acquisitions, and joint ventures. While our primary focus remains the motion picture exhibition industry, The Company evaluates complementary markets where our expertise and technology solutions can create value for customers.

Factors affecting our performance

Investment in growth.  Based on 2026 losses, we will selectively invest in,or seek financing, to expand our operations. We plan to invest in our sales and support operations to support our new product initiatives and budget goals.

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

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

●	The condition of the economy in general and of the cinema and/or cinema equipment industry in particular,

●	Our customers’ adjustments in their order levels,

●	Seasonality in our business, specifically our second fiscal quarter, which is traditionally weaker,

●	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

●	The addition or termination of key supplier relationships,

●	The rate of introduction and acceptance by our customers of new products and services,

●	Our ability to compete effectively with our current and future competitors,

●	Our ability to enter into and renew key relationships with our customers and vendors,

●	Changes in foreign currency exchange rates,

●	A major disruption of our information technology infrastructure,

●	Unforeseen catastrophic events such as pandemics, armed conflict, terrorism, fires, typhoons and earthquakes, and

●	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects, and third-party payments for research and development services. We do not engage in any long-term research and development contracts, and all research and development costs are expensed as incurred.

Results of Operations

Year ended June 30, 2026 compared to year ended June 30, 2025

Net sales

Year Ended June 30,
(in 000’s)
2026	2025
$17,317	$18,147

Net revenues decreased 4.6% to $17.32 million for the year ended June 30, 2026 from $18.15 million for the prior fiscal year primarily due to lower project revenues despite first-time DCS revenue additions. Backlog at June 30, 2026 was approximately $6.96 million, which represent orders currently planned for shipment in fiscal 2027. Backlog at June 30, 2025 was $7.52 million and was fulfilled in fiscal 2026.

Gross Profit

Year Ended June 30,
(in 000’s),
2026	2025
$5,032	$4,573

Despite the revenue decline for the year ended June 30, 2026, gross profit dollars increased 10.0% to $5.032 million or by $0.459 million for the year ended June 30, 2026 from $4.573 million for the prior fiscal year. As a percentage of total revenues, gross margin increased to 29.1% for the year ended June 30, 2026 from 25.2% for the prior year. Compared to the prior year, the increase in gross margin as a percentage of revenues was driven primarily by product mix from selling higher margin products.

Year Ended June 30,
(in 000’s)
2026	2025
$186	$203

The $17,000 decrease in research and development expense for the year ended June 30, 2026 was largely due to decreased compensation expense related to headcount reduction compared to the year ended June 30, 2025.

Selling, General and Administrative Expense

Year Ended June 30,
(in 000’s)
2026	2025
$5,344	$5,456

2026 Selling, General and Administrative expense decreased by $112,000 or 2.1% compared to 2025 primarily due to lower credit losses, compensation costs, marketing and facility costs offset by higher legal fees.

Interest and Other (Expense)/Income

Year Ended June 30,
(in 000’s)
2026	2025
$201	$138

Interest and Other Income (Expense) was $0.201 million for the year ended June 30, 2026 compared to $0.138 million for the year ended June 30, 2025 or an increase of $0.063 million.  The improvement was due to an extinguishment of debt in 2026.

Net Loss

Year Ended June 30,
(in 000’s)
2026	2025
$(297)	$(948)

Net loss of $(0.297) million for the year ended June 30, 2026 compared to a net loss of $(0.948) million for the prior year and improved by $0.651 million. This net loss decrease was largely due to selling a mix of products with higher gross margins and reduced marketing and G&A expenses in 2026.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. The cash decrease of $2.522 million in the year ended June 30, 2026 compared to the year ended June 30, 2025 was largely due to the DCS inventory purchase of $1.5 million in October 2025 and subsequent DCS inventory purchases during the year ended June 30, 2026.

We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. Our cash balance at June 30, 2026 was approximately $3.193 million, as compared to $5.715 million at June 30, 2025.

Cash Flows from Operating Activities

Net cash used by operating activities was $2.467 million for year ended June 30, 2026, due largely to the increased DCS inventory and payables.  DCS inventory was a newly acquired product line during the year ended 2026.   As a result inventory levels increased with a corresponding decrease in cash.

Working capital decreased by $(2.686) million along with the $(0.297) million in net losses and offset by $0.516 million in other non-cash expenses. Additionally, accounts receivable decreased predominantly because of a decrease in sales in the fourth quarter of 2026 compared to the fourth quarter of 2025.  Within the $2.686 million working capital decrease, cash used by operations included inventory, prepaid expenses, accounts payable, accrued expense, customer deposits and lease liabilities and offset primarily by changes in accounts receivable.

For the year ended June 30, 2025, net cash provided by operating activities was $0.437 million for year ended June 30, 2025, primarily due to $0.801 million in working capital increases along with the $(0.948) million in net losses and offset by $0.584 million in other non-cash expenses. Within the $0.801 million working capital increase, cash used by operations included inventory, prepaid expenses, accounts payable, accrued expense and unearned warranty revenue and offset primarily by changes in accounts receivable, customer deposits and lease liabilities.

Cash Flows from Investing Activities

For the year ended June 30, 2026, net cash used by investing activities was $(0.049) million for equipment purchases. For the year ended June 30, 2025, net cash provided by investing activities was zero.

Cash Flows from Financing Activities

For the year ended June 30, 2026, net cash used in financing activities was $0.006 million for repurchase of shares and the year ended June 30, 2025, net cash used by financing activities was zero.

Financial Instruments and Credit Risk Concentrations

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our contractual obligations consist principally of leasing equipment and facilities under operating leases. The future estimated payments under these arrangements are summarized below:

Operating leases	Total
($ in Thousands)	Payments
2027	$326
2028	303
2029	266
2030	158
2031	—
Thereafter	—
Total future minimum lease payments	1,053
Less imputed interest	(135)
Present value of operating lease payments	$918

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represents amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration).

For billings from construction-related projects, Management establishes terms based on its history with the Company.  A select few long-established customers will have a 20 to 50% deposit required with the balance due on delivery.  For all other project related customers, the Company obtains 90% of up-front deposits reducing MIT’s risk to only 10% of the contract value.  For all other non-construction customers, Management carefully reviews the customer’s credit and has successfully established appropriate terms and credit limits to minimize risk.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to include in this Annual Report Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at June 30, 2026 due to material weaknesses in our internal control over financial reporting as described below.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

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

During the course of preparing our consolidated financial statements for the years ended June 30, 2026 and 2025, we determined that we had material weaknesses in our internal control over financial reporting relating to (i) the design and operation of our closing and financial reporting process, (ii) the fact that we had no formal or documented accounting policies or procedures, (iii) the fact that certain segregation of duties issues existed and (iv) the fact that there was no formal review process around journal entries recorded. To improve internal controls, and continuing since, management updates month end close checklists, has implemented more segregation of duties among its limited accounting staff and the CFO formally approves month end journal entries.

Changes in Internal Control over Financial Reporting

Other than as described below, during the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

To address identified material weaknesses, we have continued to institute a number of accounting processes and procedures. The Company has hired seasoned financial executives who have undertaken the training of our senior and accounting personnel in the requirements of being a public company.

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

ITEM 9B.      OTHER INFORMATION

None.

ITEM 9C       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Executive Officers and Directors:

Name	Age	Title

Executive Officers and Directors:
Phil Rafnson	79	Chief Executive Officer and Chairman of the Board
Francois Godfrey	55	President and Chief Operating Officer
Jose Delgado	63	Executive Vice President, Sales and Marketing
Bevan Wright	57	Executive Vice President, Operations
Barton Bedard	70	Chief Financial Officer
Katherine D. Crothall, Ph.D.	77	Director
John C. Stiska	84	Director
Scott Anderson	72	Director

Key Personnel:
David Richards	70	Senior Vice President, Engineering
Frank Tees	52	Vice President, Technical Sales & Support
Scott Hanlon	50	Vice President, Sales

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

Jose Delgado has been our Executive Vice President, Sales and Marketing since the Company’s founding in 2003. Prior to joining The Company, Mr. Delgado spent fifteen years at Christie Digital Systems in increasing positions of responsibility, as National Sales Manager, Director of Sales, and Vice President of Sales. During his tenure he helped the company become a major force in the cinema industry. Previously he held various positions at JVC, including Sales Representative for video products for the Los Angeles and Las Vegas markets.

Bevan Wright is a Company founding partner and has been our Executive Vice President, Operations since the Company’s founding in 2003. In the industry since 1985, Bevan spent ten years as Cinema Systems Product and Engineering Manager at Christie Digital Systems, directing product development and engineering support for all cinema product lines, managing the product lines to develop and bringing to market fully integrated solutions for cinema exhibitors. The previous nine years he held engineering and operations positions at Christie, United Artists, and with other cinema exhibitors. Mr. Wright has over 34 years of experience in the cinema industry in varying positions from operations to technical services and he holds the Bachelor of Science degree in Mechanical Engineering from Arizona State University, and two patents in cinema projection technology.

Bart Bedard was appointed in April 2026 and replaced William Greene who retired.  Mr. Bedard has over 30 years of US and international financial and accounting leadership experience in CFO and senior finance positions He has a strong track record supporting strategic growth plans and identifying and implementing efficiency, cost reduction and financial controls improvement initiatives. Mr. Bedard has directed financial reporting, audits, budgeting, compliance and dozens of sourcing and other significant cost saving initiatives.  Mr. Bedard earned his BA in Accounting at Brigham Young University and an MBA from California State University, Fullerton and a Certified Public Accounting license (currently inactive). He began his professional career in Corporate Controller and Director of Finance roles at subsidiaries of Goodrich and L-3 Harris Technologies.  Since 2021, he has served as a financial consultant supporting audits and financial reporting, including ensuring compliance, improving efficiency, strengthening internal controls, and identifying risks for several private equity-backed companies with revenues between $50M and $1B.

Katherine D. Crothall, Ph.D. became a Director in July 2021. Ms. Crothall was Chairman, Chief Executive Officer and President of Aspire Bariatrics, Inc. (“Aspire”) from November 2010 to December 31, 2024. Prior to Aspire, Dr. Crothall served as a Principal of Liberty Venture Partners from 2006 to November 2010. Prior to Liberty, she founded Animas Corporation in 1996 and served as its Chairman, President, Chief Executive Officer, led its $69 million IPO in 2004, and sold it to Johnson and Johnson in 2006. From October 1988 to September 1993, Dr. Crothall was Founder, President and Chief Executive Officer of Luxar Corporation, a company that sold and manufactured CO2 lasers for surgical and dental applications. Dr. Crothall founded Laakmann Electro-Optics, which manufactured and marketed CO2 lasers and was sold to Johnson & Johnson in 1981. She was employed as an engineer at Hughes Aircraft from 1971 to 1978. She is a former director of Luxar Corporation; Crothall Services Group, Inc.; Principia Lightworks, Inc; Diopsys, Inc.; GCA Services, Inc.; Othera Pharmaceuticals Inc., Animas Corporation (NASDAQ:PUMP); Pharmitas Corporation; Intact Vascular, Inc.; Lungpacer, Inc.: Valeritas Holdings, Inc.; Xanitos, Inc.;  and Adhezion BioMedical, Inc.; In addition to Moving Image, she is currently a director of Cortechs.Ai, Inc; and Xerothera, Inc. She holds over 20 patents and is the recipient of several awards including the Ernst & Young Entrepreneur of the Year Award in 2003 and the Greater Philadelphia Raymond Rafferty Entrepreneurial Excellence Award in 2004. Dr. Crothall holds a B.S. in Electrical Engineering from the University of Pennsylvania and Master of Science and a Ph.D. in Electrical Engi neering from the University of Southern California. Dr. Crothall’s extensive experience in public company finance and acquisition experience qualifies her to serve on our board of directors.

John C. Stiska became a Director in July 2021. John Stiska served as a director since 2016, then Chairman and CEO from 2023 to January 2026 of AscentX Medical, Inc. a privately held medical device company based in San Diego. Since 2005 he has been the principal of Regent Partners and was a Senior Advisor to Agility Capital, LLC, a venture lending fund from 2007 to 2013; prior to that he was Chairman of Commercial Bridge Capital, LLC, also a venture lending fund. Over the past two decades, John Stiska has served as a CEO, Chairman, Director and investor in more than thirty private and public companies. Underlying his extensive, twenty-year business leadership and development experience, and service on numerous Boards of Directors, John was a practicing Corporate and Securities partner at Brobeck, Phleger & Harrison, and of Counsel at Latham & Watkins. He also taught Securities Regulation as an Adjunct Professor of Law at the University of San Diego School of Law. He started his career and became a partner at Luce, Forward, Hamilton & Scripps, before being one of the founding partners of Aylward, Kintz, Stiska, Wassenaar and Shannahan, which merged into and became the San Diego Office of the Brobeck Firm, shortly after which time he joined Intermark, Inc. as President, and subsequently took Intermark, Inc. and its majority owned company Triton Group Ltd through an extensive Chapter 11 reorganization and refinancing, emerging as a successfully restructured public company, Triton Group Ltd. Mr. Stiska received a B.A. in Accounting, BBA, in 1965 and a J.D. from the University of Wisconsin in 1970. Mr. Stiska’s extensive experience in public company finance and related corporate matters qualifies him to serve on our board of directors.

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

Key Personnel:

David Richards has been our Senior Vice President, Engineering since the Company’s founding in 2003. Mr. Richards has nineteen years of experience in the cinema industry. He spent five years in engineering and engineering management positions at Christie. He has been active in SMPTE for the past eighteen years and presently serves on several of the SMPTE DC28 digital cinema committees as well as the Film Technology committee and Projection Technology committee. Mr. Richards is past chair of the SMPTE Hollywood section (‘96 – ’97) and was Program Chair for the first and second SMPTE Film Conferences, held in 1997 and 1998. He is the author of several SMPTE papers and articles for various trade publications. He has a background in mechanical, electronic and electrical engineering design.

Frank Tees has been our Vice President, Technical Sales & Support since 2011. Mr. Tees started his cinema career in 1989, serving in most aspects of theater exhibition with Krikorian Premiere Theaters. He has spent the past 15 years with the world’s largest exhibitor, Regal Entertainment Group, and since 2002 has been Director of Technical Services for the Southwest Region. He managed a team of technicians in preparation, installation and service of film and digital cinema equipment for 1,000 screens in Southern California, Hawaii, Nevada and Arizona. Mr. Tees has extensive training in 3D and standard DLP and Sony projection systems and practical experience installing them in an integrated and networked environment. Mr. Tees also managed Regal’s technical training program and developed preventative maintenance and tracking guidelines to service systems according to their warranty.

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

Delinquent Section 16(a) Reports

Section l 6(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 30, 2026, except that William Greene, former CFO, did not timely file one Form 4 reporting for one stock option award; John C. Stiska, a director, did not timely file 13 Form 4s each reporting one stock award between November 13, 2023 and May 12, 2026; Katherine D. Crothall, Ph.D., a director, did not file timely 18 Form 4s each reporting one stock award between September 23, 2023 and April 9, 2026; Scott Lloyd Anderson, a director, did not timely file 16 Form 4s each for one stock award between November 13, 2023 and September 22, 2026; Jose Delgado, EVP of Sales and Marketing, did not timely file one Form 4 for a private transaction with the Company; and Bart Bedard, CFO, did not timely file a Form 3 and one Form 4 reporting one stock option award. However, as of September 23, 2026, Bart Bedard, Katherine D. Crothall, John C. Stiska and Scott Anderson had appropriately filed their respective Form 3 and Form 4 statements.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 30, 2026.

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

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2026 and 2025. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

				All Other
	Fiscal			Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	Total ($)

Philip Rafnson	2026	$150,000	$—	$—	$150,000
President and Chief Executive Officer	2025	$160,985	$100,000	$—	$260,985
	2024	$218,667	$28,000	$—	$246,667

Francois	2026	$225,001	$—	$—	$225,001
President and Chief Operating Officer	2025	$209,113	$15,000	$92,000	$316,113
	2024	$180,000	$8,000	$—	188,000

Jose Delgado(1)	2026	$212,426	$—	$—	$212,426
Executive Vice President, Sales and Marketing	2025	$215,361	$—	$—	$215,361
	2024	$233,730	$28,000	$—	$261,730

Bevan Wright	2026	$212,435	$—	$—	$212,435
Executive Vice President, Operations	2025	$215,294	$—	$—	$215,294
	2024	$233,730	$28,000	$—	$261,730

William Greene (Retired)	2026	$169,555		$	$169,555
Chief Financial Officer	2025	$203,088	$—	$—	$203,088
	2024	$220,487	$28,000	$—	248,487

Barton Bedard	2026	$30,769	$10,000	$40,230	$80,999
Chief Financial Officer	2025	$—	$—	$—	$—
	2024	$—	$—	$—	—

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

Outstanding Equity Awards at Fiscal Year-End

On April 27, 2026, and as part of his appointment to Chief Financial Officer, the Company granted Bart Bedard 75,000 options.  There were no other equity awards grants for any named executive officer during the fiscal year ended June 30, 2026. For information concerning outstanding equity awards held by named executive officers, see Note 6 in the Notes to the Consolidated Financial Statements.

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

2019 Omnibus Incentive Stock Plan

We have adopted a 2019 Omnibus Incentive Stock Plan (the “Plan”). On February 14, 2022, our stockholders approved an amendment increasing the number of stock-based awards available for issuance under the Company’s Plan from 750,000 shares to 1,500,000 shares. At June 30, 2026, an aggregate of 975,000 shares of our Common Stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates.

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

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended June 30, 2026.

	Fees		Fees
	or Paid	Option	Paid
	in Cash	Awards	in Stocks	Total
Name	($)	($)(1)(2)	($)(3)	($)
Katherine D. Crothall, Ph.D.	$3,900	$—	$7,500	$11,400
John C. Stiska	$9,600	$—	$1,800	$11,400
Scott Anderson	$4,800	$—	$6,600	$11,400

(1)

The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 1 - Business Activity And Summary Of Significant Accounting Policies” to our consolidated financial statements for the year ended June 30, 2026.

(2)

For the year ended June 30, 2026, and as part of director compensation, outside directors opted to receive shares in lieu of cash.

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

Applicable percentage ownership is based on 9,952,223 shares of Common Stock outstanding at September 26, 2026.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Shares		%
Named Executive Officers and Directors
Phil Rafnson	2,074,828	(1)	20.8%%
Bevan Wright	635,185		6.4%
Jose Delgado	461,917		4.6%
Francois Godfrey	120,000	(2)	1.2%
Bart Bedard	18,750	(2)	*
Katherine D. Crothall, Ph.D.	96,310	(3)	*
John C. Stiska	64,294	(3)	*
Scott Anderson	90,374	(3)	*
All executive officers, directors as a group (8 persons)	3,561,658		35.8%%
* Indicates ownership of less than 1%

(1)	Shares held by Sound Management Investors, LLC, an entity wholly owned and controlled by Mr. Rafnson.
(2)

Includes the following: 100,000 shares of common stock underlying fully vested stock options and 20,000 shares held by Mr. Godfrey; and 18,750 shares of shares of common stock underlying fully vested stock options for Mr. Bedard.

(3)

Includes 50,000 shares of common stock underlying fully vested options for each of Dr. Crothall and Messrs. Stiska and Anderson, and 46,310 shares of common stock held by Dr. Crothall, 14,294 shares of common stock held by Mr. Stiska, and 40,374 shares held by Mr. Anderson.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of June 30, 2026. We have adopted a 2019 Omnibus Incentive Stock Plan (the “2019 Plan”) and on February 24, 2022, at the annual meeting, the stockholders of the Company approved an amendment increasing the number of stock-based awards available for issuance under the 2019 Plan from 750,000 shares to 1,500,000 shares. Further information about the 2019 Plan, refer to Item 11. “Executive Compensation - 2019 Omnibus Incentive Stock Plan.”

(c)
Number of
securities
remaining
	(a)	(b)	available
	Number of	Weighted-	for future
	securities	average	issuance
	to be issued	exercise	under equity
	upon	price per	compensation
	exercise of	share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	525,000	$0.66	975,000
Equity compensation plans not approved by stockholders	—	—	—
Total	525,000	$0.66	975,000

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by our independent registered public accounting firm, Haskell & White LLP, for the fiscal years ended June 30, 2026 and 2025.

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

All fees described below were approved by the Audit Committee:

	Year Ended
	June 30,
	2026	2025
Audit Fees – H&W (1)	$232,120	$221,615
Audit Related Fees	—	—
Tax Fees	8,850	13,100
All Other Fees	—	—
Total Fees:	$240,970	$234,715

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

June 30, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Moving iMage Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moving iMage Technologies, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California September 28, 2026

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2026	2025
Assets
Current Assets:
Cash	$3,193	$5,715
Accounts receivable, net	1,114	1,464
Inventories, net	2,411	2,066
Prepaid expenses and other	516	162
Total Current Assets	7,234	9,407
Long-Term Assets:
Right-of-use asset	855	1,087
Property and equipment, net	51	15
Intangibles, net	305	364
Other assets	15	15
Total Long-Term Assets	1,226	1,481
Total Assets	$8,460	$10,888

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,329	$3,009
Accrued expenses	335	362
Customer refunds	289	379
Customer deposits	948	1,101
Lease liability–current	260	227
Unearned warranty revenue	31	35
Total Current Liabilities	3,192	5,113

Long-Term Liabilities:
Lease liability–non-current	658	918
Total Long-Term Liabilities	658	918
Total Liabilities	3,850	6,031
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,952,223 and 9,939,080 shares issued and outstanding at June 30, 2026 and June 30, 2025, respectively	—	—
Additional paid-in capital	12,111	12,061
Accumulated deficit	(7,501)	(7,204)
Total Stockholders’ Equity	4,610	4,857
Total Liabilities and Stockholders’ Equity	$8,460	$10,888

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended
	June 30,
	2026	2025

Net sales	$17,317	$18,147
Cost of goods sold	12,285	13,574
Gross profit	5,032	4,573

Operating expenses:
Research and development	186	203
Selling and marketing	1,871	1,878
General and administrative	3,473	3,578
Total operating expenses	5,530	5,659
Operating income (loss)	(498)	(1,086)
Other income (expense)
Extinguishment of payables	128	—
Interest and other income, net	73	138
Total other income	201	138

Net loss	$(297)	$(948)

Earnings per share:
Basic	(0.03)	(0.10)
Diluted	$(0.03)	(0.10)

Shares used in computing earnings per share:
Basic	9,943,913	9,910,244
Diluted	9,943,913	9,910,244

The accompanying notes are an integral part of these consolidated financial statements

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED June 30, 2026 and 2025

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2024	9,896,850	$—	$11,965	$(6,255)	$5,710

Grant of options to officer	—	—	59	—	59
Issuance of stock to directors	42,230	—	26	—	26
Repriced option for directors and officer	—	—	11	—	11
Net loss	—	—	—	(948)	(948)

Balance as of June 30, 2025	9,939,080	$—	$12,061	$(7,204)	$4,857

Grant of options to officer	—	—	40	—	40
Issuance of stock to directors	23,143	—	16	—	16
Stock repurchased	(10,000)	—	(6)	—	(6)
Net loss	—	—	—	(297)	(297)

Balance as of June 30, 2026	9,952,223	$—	$12,111	$(7,501)	$4,610

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 30,
	2026	2025
Cash flows from operating activities:

Net loss	$(297)	$(948)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	62	(142)
Inventory reserve	95	307
Depreciation expense	13	13
Amortization expense	58	58
Right-of-use amortization	232	252
Stock compensation expense	40	70
Stock issued for director expense	16	26
Changes in operating assets and liabilities
Accounts receivable	288	(274)
Inventories	(439)	744
Prepaid expenses and other	(355)	309
Accounts payable	(1,681)	748
Accrued expenses and customer refunds	(115)	20
Unearned warranty revenue	(4)	4
Customer deposits	(153)	(550)
Lease liabilities	(227)	(200)
Net cash provided by (used in) operating activities	(2,467)	437

Cash flows from investing activities

Purchases of property and equipment	(49)	—
Net cash used in investing activities	(49)	—

Cash flows from financing activities

Stock repurchase	(6)
Net cash used in financing activities	(6)	—

Net increase (decrease) in cash	(2,522)	437
Cash, beginning of the year	5,715	5,278
Cash, end of the year	$3,193	$5,715

Non-cash investing and financing activities:
Right-of-use assets from new lease	$—	$207
Right-of-use assets from lease modification	$—	$988

The accompanying notes are an integral part of these consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off the shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey FF&E services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

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

Impairment of Non-Financial Assets: Our non-financial assets, including intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. For the years ended June 30, 2026 and June 30, 2025, there were no impairments.

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

Concentration of Cash: The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits of $250,000. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash balances.

Accounts Receivable:  Accounts Receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivables are considered to be past due if any portion of the receivable balance is outstanding beyond the customer’s granted terms. Although payment terms vary, the majority of our revenue is due within 60 days of invoice date. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of June 30, 2026 and 2025, the allowance for credit losses is approximately $298,000 and $436,000, respectively.

Inventories.  Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of  June 30, 2026 and 2025, inventory on hand was comprised primarily of finished goods ready for sale. As of  June 30, 2026 and 2025, the inventory reserve was $2,317,000 and $1,413,000, respectively.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are the Company’s inventory balances at June 30, 2026 and June 30, 2025.

($ in Thousands)	June 30
	2026	2025
Components and raw materials	$367	$379
Work in progress	63	116
Finished goods	4,298	2,984
Less: Inventory reserve	(2,317)	(1,413)
Inventory, net	$2,411	$2,066

During 2026, the Company acquired certain inventory from a supplier for cash consideration of $1.5 million. The transaction was accounted for as an asset acquisition as the acquired assets did not constitute a business under ASC 805. The purchase price was allocated entirely to inventory, which is included in inventories in the accompanying balance sheet.  The company estimates that a significant amount of the purchased inventory is slow moving and has accounted for it in the reserve calculation.

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

Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represents amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Other than accounts receivable, there were no other contract assets as of June 30, 2026 or 2025.

Contract liabilities consist of refund and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement.

Contract Liabilities ($ in Thousands)	As of June 30,
	2026	2025
Customer deposits	$948	$1,101
Unearned warranty revenue	31	35
Customer refunds	289	379
Total	$1,268	$1,515

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

	Year Ended June 30,
Disaggregation of Revenue ($ in Thousands)	2026	2025
Equipment upon delivery (point in time)	$17,140	$17,999
Installation (point in time)	131	94
Software and services (over time)	46	54
Total revenues	$17,317	$18,147

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and performance conditions are satisfied.

Revenue from installation is recognized upon completion of the installation project as this satisfies the sole performance obligation.

Software subscription revenue for remote monitoring services is recognized on a straight-line basis over the term of the contract, usually one year where one twelfth of the annual contract value is taken to revenue monthly.

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

Advertising Costs: Advertising costs of approximately $4,000 in 2026 and $34,000 for 2025 are expensed as incurred within selling and marketing expenses.

Intangible Assets: Intangible assets are reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating intangible asset impairment.

In June 2026 and June 2025, the Company conducted its annual intangible asset impairment assessment.   As a result, management determined no impairment of the Caddy customer relationships intangible assets.  Total intangible assets, including trademarks, patents and customer relationships, were $0.305 million as of June 30, 2026 compared to $0.364 million as of June 30, 2025.

Intangible assets arising from business combinations, such as customer relationships, trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 11 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There was no intangible asset impairments recognized for the years ended June 30, 2026

Business Combinations: The Company includes the results of operations of the businesses that it acquires commencing on the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

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

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of June 30, 2026 and 2025, the Company has established a warranty reserve of $24,000 and $37,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

The changes in the Company’s aggregate warranty liabilities were as follows for the following periods (in thousands):

Warranty Liabilities	For the Year Ended June 30,
($ in Thousands)	2026	2025
Product warranty liability beginning of period	$37	$69
Accruals for warranties issued	72	354
Settlements made	(85)	(386)
Product warranty liability end of the period	$24	$37

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

Recently Adopted Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740-0): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning July 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 during the year ended June 30, 2026 on a prospective basis.  The impact of the adoption was immaterial.

.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses.  ASU 2024-03 requires new financial disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement captions.  Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expense disclosures related to the disaggregation of income statement expense captions.  The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes of the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption.  This guidance is effective for fiscal years beginning December 15, 2026 and interim periods within annual reporting beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2— LOSS PER SHARE

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

Loss per Share	For the Year Ended
(In Thousands except for share	June 30,
and per share price)	2026	2025
Numerator:
Net loss	$(297)	$(948)
Denominator:
Basic Weighted average shares outstanding	9,943,913	9,910,244
Effect of dilutive share-based awards	—	—
Weighted-average dilutive shares	9,943,913	9,910,244

Net loss per share

Basic earnings per share	(0.03)	(0.10)
Diluted earnings per share	(0.03)	(0.10)

The following securities were excluded from the calculation of diluted loss per share in each year because their inclusion would have been anti-dilutive:

	For the Year Ended
	June 30
	2026	2025
Options	525,000	450,000
Total potentially dilutive shares	525,000	450,000

For the years ended June 30, 2026 and 2025, the Company had net losses, therefore all potentially dilutive securities are deemed to be anti-dilutive and are not included in the diluted loss per share computation. 75,000 options were granted in the year ended June 30, 2026.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3— PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

Property and Equipment
($ in Thousands)	June 30
	2026	2025
Production equipment	$357	$308
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	72	72
Other equipment	120	120
Total	807	758
Accumulated depreciation	(756)	(743)
Net property and equipment	$51	$15

Property and equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Depreciation expense related to property and equipment was $13,000 in 2026 and $13,000 in 2025, respectively, all of which was included in general and administrative expense in the consolidated statements of operations.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives (in years)
Leasehold improvements	5 or remaining lease term
Furniture and fixtures	5
Production equipment	3 – 7
Computer equipment	3
Other equipment	3 – 7

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2026 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$762	$208
Patents	20	70	24	46
Trademark	20	78	27	51
		$1,118	$813	$305

The following table summarizes the Company’s intangible assets as of June 30, 2025 the year ended June 30, 2025 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$710	$260
Patents	20	70	21	49
Trademark	20	78	23	55
		$1,118	$754	$364

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INTANGIBLE ASSETS (continued)

For the years ended June 30, 2026, and the year ended June 30, 2025, amortization expenses were $58,000 and $58,000 respectively. Amortization expense is included in general and administrative expense in the consolidated statements of operations.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2026 in each of the five fiscal years subsequent to June 30, 2026, and thereafter is as follows (amounts in thousands):

2027	$58
2028	58
2029	58
2030	58
2031	58
Thereafter	15
Total	$305

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	June 30,
($ in Thousands)	2026	2025
Employee compensation	$263	$225
Accrued warranty	24	37
Freight	36	16
Sales tax	7	28
Other	5	56
Total	$335	$362

NOTE 6— STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of June 30, 2026, the Plan provided for the issuance of up to 1,500,000 stock-based awards available to grant under at June 30, 2026.  According to the plan, all stock-based awards expire 10 years from date of grant.

In July 2021, the Company granted options to non-employee directors to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant.

On May 26, 2023, the Board of Directors cancelled 150,000 options consisting of 50,000 options each to John Stiska, Katherine Crothall and Scott Anderson with an exercise price of $3.00. In its place, the Board granted 150,000 options consisting of 50,000 options each with an exercise price of $1.10 vesting immediately to John Stiska, Katherine Crothall and Scott Anderson. In addition to the director options, the Board granted CFO William Greene 100,000 options with an exercise price of $1.10 with 25% vesting immediately the remainder vesting at 25% per year thereafter. These options, which were the only options granted during the year ended June 30, 2026 had a grant-date fair value of $1.10 per share. On March 25, 2025, the Board re-priced the $1.10 options to $0.65 per share which resulted in an incremental stock-based compensation charge of $11,000 in the year ended June 30, 2025.

On October 30, 2024, and as part of Francis Godfrey’s appointment as the Company’s President and Chief Operating Officer, the Board granted Francis Godfrey 200,000 options with an exercise price of $0.65 with 25% vesting immediately and the remainder vesting at 25% per year thereafter.

On April 27, 2026, and as part of Bart Bedard's appointment as the Company’s Chief Financial Officer, the Company granted Bart Bedard 75,000 options with an exercise price of $0.69 with 25% vesting immediately with 75% of the Options vesting in equal annual installments over three years.  None of these potentially dilutive securities were included in the computation of diluted earnings per share as their impact would be anti-dilutive.

Stock compensation expense was $40,000 and $70,000 for the years ended June 30, 2026 and 2025, respectively,

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for the Board of Director and Officer option grants during the periods June 30, 2026 and 2025:

	April 27, 2026	March 25, 2025
	Options	Options

Risk-free interest rate	4.29%	4.35%
Expected volatility	89.9%	83.50%
Dividend yield	—%	—%
Expected option term in years	6.3	2.4

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility is based on the historical volatility of the Company's common stock. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

A summary of the status of the Company’s stock options as of June 30, 2026 and 2025 and changes during the years ended June 30, 2026 and 2025 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2025	450,000	$0.65
Granted during the period	75,000	0.69
Exercised during the period	—	—
Cancelled during the period	—	—
Balance, June 30, 2026	525,000	$0.66

A summary of the status of the Company’s stock options as of June 30, 2025 and 2024 and changes during the years ended June 30, 2025 and 2024 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2024	250,000	$1.10
Granted during the period	450,000	0.65
Exercised during the period	—	—
Canceled during the period	(250,000)	1.10
Balance, June 30, 2025	450,000	$0.65

Future option vesting expense will be $75,000 in the year ended June 30, 2027, and $41,667 in the year ended 2028 and $3,125 in the year ended 2029, respectively.

The following table summarizes the outstanding stock options at June 30, 2026:

Range of	Number	Number	Wtd. Avg, Life	Wtd. Avg.
Exercise Price	Outstanding	Exercisable	(in years)	Exercise Price
$0.65 - $0.69	525,000	398,438	7.87	$0.65

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

There was no warrant activity during the year ended June 30, 2026.

NOTE 7 — INCOME TAXES

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended June 30, 2026, and applied the new disclosure requirements retrospective basis.  The adoption of ASU2023-09 had no impact on the Company’s balance sheet, statement of operations or cash flow.

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

$ in Thousands	Deferred Tax Assets (Liabilities)
	For the Year Ended June 30,
	2026	2025
Deferred Tax Assets
Inventory reserve	$422	$395
Accumulated depreciation	—	(3)
Accumulated goodwill amortization	52	57
Accumulated intangible amortization	116	121
Lease liabilities	257	321
Warranty reserve	9	10
Stock compensation	68	68
Net operating loss carryforward	990	997
Tax credits	160	86
Allowance for credit losses	83	66
	2,157	2,118
Deferred Tax Liability
Right-of-use assets	(239)	(304)
Valuation allowance	(1,918)	(1,814)
Total	$—	$—

$ in Thousands	For the Year Ended
	June 30, 2026
	Amount	Percent of Pretax income
Net loss before tax	$(297)
Tax Benefit at statutory rate	(62)	21%
Differences due to:
State taxes	—	—
Federal R&D Credits	(37)	12%
Other, permanent differences	44	(15)%
Change in valuation allowance	55	(19)%
Income Tax (Benefit) Expense	$—	$—
Effective Tax Rate	(0)%	(0)%

$ in Thousands	For the Year Ended
	June 30, 2025
	Amount	Percent of Pretax income
Net loss before tax	$(948)
Tax Benefit at statutory rate	(199)	21%
Differences due to:
State taxes	—	—
Other, permanent differences	542	(182)%
Change in valuation allowance	(343)	115%
Income Tax (Benefit) Expense	$—	$—
Effective Tax Rate	(0)%	(0)%

The income tax expense differs from the amount computed by applying the statutory income tax rates to the loss before income tax.

The Company is subject to taxation in the US and in the state of California

At June 30, 2026 the Company has approximately $3,283,000 of U.S. Federal NOL carryforwards and $3,639,000 State NOL carryforwards, which will be available for future use to offset taxable income.

The Company recognized a valuation allowance of $1,918,000 and $1,814,000 as of June 30, 2026 and 2025, respectively, as all U.S. Federal and state deferred tax assets have been determined to be not more likely than not realizable. Management does not believe that it had any significant uncertain tax positions at June 30, 2026 and 2025, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

NOTE 8 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: As of June 30, 2026, three customers provided 13%, 13% and 12% of accounts receivable.  As of June 30, 2025, three customers provided 18%, 16% and 13% of accounts receivable. No customer accounted for more than 10% of the Company’s revenue for the years ended June 30, 2026 and 2025.

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8— CUSTOMER AND VENDOR CONCENTRATIONS (continued)

Vendors: For the year ended June 30, 2026, the two largest vendors provided 15% and 11%, respectively, of the Company’s purchases. For the year ended June 30, 2025, the two largest vendors provided 21% and 11%, respectively, of the Company’s purchases.

On June 30, 2026, two vendors accounted for 25% and 15% of accounts payable respectively at  June 30, 2026. At June 30, 2025, the one vendor accounted for 35% of accounts payable balance.

NOTE 9— COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company occupies an executive office and warehouse space in Fountain Valley and Whittier, CA, pursuant to separate lease agreements. Under ASC 842, at contract inception the Company determined whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in right-of-use (ROU) assets and operating lease liabilities in our consolidated balance sheet.

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

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms. The aggregate rent expense was $318,000 and $361,000 for the year ended June 30, 2026 and 2025, respectively.

On June 4, 2024, the Company notified its Grace facility location landlord of its intent to vacate at the end of the current January 31, 2025 lease term.

On February 1, 2025, the Company entered into a warehouse lease in Whittier, CA.

The weighted average interest rate is 8.42% and the weighted average remaining term is 3.3 years. Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Future minimum lease payments at June 30, 2026 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2027	$326
2028	303
2029	266
2030	158
2031	—
Thereafter	—
Total future minimum lease payments	1,053
Less imputed interest	(135)
Present value of operating lease payments	$918

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2026:

Assets	(in thousands)
ROU assets-net	$855

Liabilities
Current operating lease liabilities	$260
Long-term operating lease liabilities	658
Total lease liabilities	$918

MOVING IMAGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

SNDBX Agreement. On April 25, 2023, the Company agreed to provide The Five Agency/SNDBX up to $300,000 in two $150,000 advances, with the initial loan bearing 10% interest, maturing May 1, 2026, and secured by jointly owned equipment patents; in return, the Company received a 5% SNDBX equity interest, rights to participate in future financings, and an exclusive supply arrangement requiring purchases of more than $3 million of equipment by April 30, 2026. On June 6, 2023, the Company also purchased a $100,000 unsecured SNDBX convertible note bearing 5% interest, maturing June 5, 2024, and convertible into 20 founder shares, 10 of which SNDBX may repurchase for $500,000. Due to SNDBX delays and execution risk, the Company fully reserved the total $400,000 notes receivable balance as of June 30, 2024, recorded the amount as impairment expense, and maintained the full reserve at June 30, 2025 and 2026.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 10—SEGMENT INFORMATION

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

The following table summarizes the segment's financial information including the Company's significant segment expenses:

($ in Thousands)	For the Year Ended
	June 30,
	2026	2025
Revenue	$17,317	$18,147
Cost of Sales	12,285	13,574
Gross Margin	5,032	4,573
Segment operating expenses:
Payroll and related	3,961	3,787
Marketing	245	331
G&A	102	335
Compliance	854	719
Occupancy	569	669
Overhead	(201)	(183)
Total segment operating expenses	5,530	5,659
Interest and other income	(201)	(138)
Net loss	$(297)	$(948)

NOTE 11— SUBSEQUENT EVENTS

Management has evaluated events from June 30, 2026 through  September 28, 2026, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the consolidated financial statements.

EXHIBIT INDEX

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Incorporation, as amended	S‑1/A	333‑234159	3.1	10/1/20
3.2	Amended and Restated Bylaws	8-K	001‑40511	3.1	1/9/24
4.1	Form of Common Stock Certificate	S‑1/A	333‑234159	4.1	2/21/20
10.1	Form of Indemnity Agreement between the Company and its directors and officers	S‑1/A	333‑234159	10.2	2/21/20
10.2†	2019 Omnibus Incentive Plan	S‑1/A	333‑234159	10.3	10/11/19
10.2(a)†	Amendment No. 1 to 2019 Omnibus Incentive Plan	S-8	333-266822	99.1(a)	8/12/22
10.2(b)†	Form of Stock Option Award Agreement	S‑1/A	333‑234159	10.3(a)	10/11/19
10.2(c)†	Form of Restricted Stock Award Agreement	S‑1/A	333‑234159	10.3(b)	10/11/19
10.2(d)†	Form of Restricted Stock Unit Agreement	S‑1/A	333‑234159	10.3(c)	10/11/19
10.3	Asset Purchase Agreement dated April 21, 2022 between Moving iMage Technologies, Inc. and QSC, LLC	8‑K	001‑40511	10.1	4/26/22
10.4†	CFO Appointment	8‑K	001‑40511	10.1	4/26/23
10.5	Letter Agreement between Moving iMage Technologies, Inc. and The Five Agency dated April 25, 2023	10-Q	001‑40511	10.1	5/15/23
10.6	Convertible Note Purchase Agreement dated June 6, 2023	8-K	001‑40511	10.1	6/12/23
10.7†	Mutual Understanding between Moving iMage Technologies, Inc. and Francois Godfrey	8-K	001‑40511	10.1	11/4/24
10.8	Asset Purchase Agreement, dated October 31, 2025	8-K	001‑40511	10.1	11/6/25
10.9	Offer Letter to Bart Bedard, Chief Financial Officer, dated April 27, 2026	8-K	001‑40511	99.1	4/30/26
19.1	Insider Trading Policies and Procedures *					✔
21.1	List of Subsidiaries					✔
23.1	Consent of Haskell & White LLP					✔
24	Power of Attorney (included on signature page)					✔
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.					✔
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.					✔
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✔
101.INS

The following financial statements from the Company’s Report on Form 10-K for the year ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized, in the City of Fountain Valley, State of California, on September 28, 2026.

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

Name and Signature	Title	Date

/s/ Phil Rafnson	Chief Executive Officer and Chairman of the Board	September 28, 2026
Phil Rafnson	(Principal Executive Officer)

/s/ Bart Bedard	Chief Financial Officer	September 28, 2026
Bart Bedard	(Principal Financial and Accounting Officer)

/s/ Katherine D. Crothall, Ph.D.	Director	September 28, 2026
Katherine D. Crothall, Ph.D.

/s/ John C. Stiska	Director	September 28, 2026
John C. Stiska

/s/ Scott Anderson	Director	September 28, 2026
Scott Anderson