Form 10-Q
period 2026-09-30
MOVING iMAGE TECHNOLOGIES INC.
filed 2026-11-13
CIK 1770236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 9,952,223 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

MOVING iMAGE TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	June 30,
	2026	2026
	(unaudited)
Assets
Current Assets:
Cash	$5,687	$3,193
Accounts receivable, net	1,264	1,114
Inventories, net	3,539	2,411
Prepaid expenses and other	452	516
Total Current Assets	10,942	7,234
Long-Term Assets:
Right-of-use asset	794	855
Property and equipment, net	47	51
Intangibles, net	290	305
Other assets	15	15
Total Long-Term Assets	1,146	1,226
Total Assets	$12,088	$8,460

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,778	$1,329
Accrued expenses	335	335
Customer refunds	257	289
Customer deposits	2,007	948
Lease liability–current	269	260
Unearned warranty revenue	54	31
Total Current Liabilities	6,700	3,192

Long-Term Liabilities:
Lease liability–non-current	588	658
Total Long-Term Liabilities	588	658
Total Liabilities	7,288	3,850
Stockholders’ Equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,952,223 and 9,952,223 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	—	—
Additional paid-in capital	12,120	12,111
Accumulated deficit	(7,320)	(7,501)
Total Stockholders’ Equity	4,800	4,610
Total Liabilities and Stockholders’ Equity	$12,088	$8,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025

Net sales	$6,094	$5,582
Cost of goods sold	4,622	3,908
Gross profit	1,472	1,674

Operating expenses:
Research and development	45	48
Selling and marketing	569	386
General and administrative	691	890
Total operating expenses	1,305	1,324
Operating income	167	350
Other income
Extinguishment of payables	—	128
Interest and other income, net	14	31
Total other income	14	159

Net income	$181	$509

Earnings per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

Shares used in computing earnings per share:
Basic	9,952,223	9,939,123
Diluted	10,367,848	10,232,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except for share amounts)

(unaudited)

Three Months Ended September 30, 2026
			Additional
	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2026	9,952,223	$—	$12,111	$(7,501)	$4,610

Grant of options to officers	—	—	8	—	8
Net income	—	—	—	181	181

Balance as of September 30, 2026	9,952,223	$—	$12,120	$(7,320)	$4,800

Three Months Ended September 30, 2025
			Additional
	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2025	9,939,080	—	12,061	(7,204)	4,857

Grant of options to officer	—	—	8	—	8
Issuance of stock to directors	652	—	1	—	1
Net income	—	—	—	509	509

Balance as of September 30, 2025	9,939,732	$—	$12,070	$(6,695)	$5,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOVING IMAGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:

Net income	$181	$509
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(84)	45
Inventory reserve	221	—
Depreciation expense	4	3
Amortization expense	15	15
Right-of-use amortization	61	56
Stock compensation expense	8	8
Stock issued for director expense	—	1
Changes in operating assets and liabilities
Accounts receivable	(66)	(420)
Inventories	(1,348)	347
Prepaid expenses and other	65	(601)
Accounts payable	2,449	(109)
Accrued expenses and customer refunds	(34)	163
Unearned warranty revenue	24	37
Customer deposits	1,060	(168)
Lease liabilities	(62)	(53)
Net cash provided by (used in) operating activities	2,494	(167)

Net increase (decrease) in cash	2,494	(167)
Cash, beginning of the year	3,193	5,715
Cash, end of the year	$5,687	$5,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Moving iMage Technologies, Inc., a Delaware corporation, together with its wholly owned subsidiaries unless the context indicates otherwise, the (“Company”) was incorporated in June 2020. The Company, through its wholly owned subsidiary, Moving iMage Technologies, LLC (“MiT LLC”) and MiT LLC’s wholly-owned subsidiary, Moving iMage Acquisition Co., (DBA “Caddy Products”), designs, integrates, installs and distributes proprietary and custom designed equipment as well as off-the-shelf cinema products needed for contemporary cinema requirements. The Company also offers single source solutions for cinema design, procurement, installation and service to the creative and production communities for screening, digital intermediate and other critical viewing rooms. Additionally, the Company offers a wide range of technical, design and consulting services such as custom engineering, systems design, integration and installation, and digital technology, as well as software solutions for operations enhancement and theatre management. The Company also provides turnkey furniture, fixture and equipment services to commercial cinema exhibitors for new construction and remodels including design, consulting, installation and project management as well as procurement of seats, lighting, acoustical treatments, screens, projection and sound.

Caddy Products designs, develops and manufactures innovative products for the entertainment, cinema, grocery, worship, restaurant, sports and restroom industries.

Based on the management’s current estimates, it believes it will generate sufficient cash to sustain operations for a period of 12 months from the issuance of these financial statements.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of MiT Inc., its wholly owned subsidiary, MiT LLC, and MiT LLC’s wholly owned subsidiary, Moving iMage Acquisition Co.  All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and with the disclosures and risk factors presented therein. The  June 30, 2026 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending June 30, 2027.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Non-Financial Assets: Our non-financial assets, including intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.  For the three months ended September 30, 2026, and 2025, there were no impairments.

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

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding beyond the customer's granted terms.  Although payment terms vary, the majority of our revenue is due within 60 days of invoice date. The Company does not charge interest on past-due balances or require collateral on its accounts receivable. As of September 30, 2026 and  June 30, 2026 the allowance for credit losses is approximately $214,000 and $298,000, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its net realizable value. As of September 30, 2026 and June 30, 2026, the inventory reserve was $1,728,000 and $1,507,000 respectively, and inventory on hand was comprised primarily of finished goods ready for sale.

($ in Thousands)	September 30,	June 30,
	2026	2026
Components and raw materials	$378	$367
Work in progress	219	63
Finished goods	4,670	3,488
Less: Inventory reserve	(1,728)	(1,507)
Inventory, net	$3,539	$2,411

During 2026, the Company acquired certain inventory from a supplier for cash consideration of $1.5 million. The transaction was accounted for as an asset acquisition as the acquired assets did not constitute a business under ASC 805. The purchase price was allocated entirely to inventory, which is included in inventories in the accompanying balance sheets. The company estimates that a significant amount of the purchased inventory is slow moving and has accounted for it in the reserve calculation.

Certain prior-year amounts related to inventory reserves have been reclassified to conform to the current-year presentation. The reclassification had no effect on previously reported total assets, liabilities, stockholders' equity, or net income.

Revenue Recognition: The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is recognized when control of the promised goods is transferred at the point of shipment to a customer, and when performance conditions are satisfied at the customer location, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods as per the agreement with the customer. The Company generates all its revenue from agreements with customers. When an agreement contains multiple performance obligations, management identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. Management allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

The Company evaluates whether it acts as a principal or agent in customer arrangements. Revenue is reported on a gross basis when the Company controls the specified goods or services before transfer to the customer and on a net basis when the Company's performance obligation is to arrange for another party to provide the goods or services.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract assets consist of conditional or unconditional rights to consideration. Accounts Receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). Other than Accounts Receivable, there were no other contract assets as of September 30, 2026 and June 30, 2026.

Contract liabilities consist of refunds and warranty liabilities, as well as deposits received in advance on sales to certain customers. Such deposits are reflected as customer deposits and recognized in revenue when control of the products is transferred or when performance conditions are satisfied per the agreement.

Contract Liabilities ($ in Thousands)	September 30,	June 30,
	2026	2026
Customer deposits	$2,007	$948
Unearned warranty revenue	54	31
Customer refunds	257	289
Total	$2,318	$1,268

Cost of goods sold includes cost of inventory sold during the period, net of vendor discounts and allowances, and shipping and handling costs, and sales taxes. Taxes collected from customers are included in Accounts Payable on a net basis (excluded from revenues) until remitted to the government.

Deferred contract acquisition costs consist of sales commissions paid to the sales force, and the related employer payroll taxes, collectively "deferred contract acquisition costs", and are considered incremental and recoverable costs of obtaining a contract with a customer. Management has determined that sales commissions paid are an immaterial component of obtaining a customer’s contract and has elected to expense sales commissions when earned.

	Three Months Ended September 30,
Disaggregation of Revenue ($ in Thousands)	2026	2025
Equipment upon delivery (point in time)	$6,054	$5,546
Installation (point in time)	30	23
Software and services (over time)	10	13
Total revenues	$6,094	$5,582

Revenue from the sale of equipment is recognized upon shipment of such equipment to customers and when performance conditions are satisfied at the customer location.

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

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs were approximately $2,400 and $3,000 for the three months ended September 30, 2026 and 2025, respectively.  Advertising costs are expensed as incurred within selling and marketing expenses.

Intangible assets: Intangible assets are reviewed for impairment at least annually, in June, or more frequently if a triggering event occurs between impairment testing dates.  The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating intangible asset impairment.

In June 2026 and June 2025, the Company conducted its annual intangible asset impairment assessment.  As a result, management determined no impairment of the Caddy customer relationships intangible assets.  Additionally, no triggering events occurred in the three-month periods ended September 30, 2026 and 2025, respectively.

Total intangible assets, including trademarks, patents and customer relationships, were $0.290 million and $0.305 million as of September 30, 2026 and June 30, 2026, respectively.

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

The following table summarizes the components of deferred tax assets and deferred tax liabilities at  September 30, 2026 and  June 30, 2026 (in thousands):

$ in Thousands	Deferred Tax Assets (Liabilities)
	September 30, 2026	June 30, 2026
Deferred Tax Assets
Inventory reserve	$484	422
Accumulated depreciation	—	—
Accumulated goodwill amortization	50	52
Accumulated intangible amortization	115	116
Lease liabilities	240	257
Warranty reserve	15	9
Stock compensation	68	68
Net operating loss carryforward	897	990
Tax credits	160	160
Allowance for credit losses	60	83
	2,089	2,157
Deferred Tax Liability
Right-of-use assets	(222)	(239)
Net	1,867	1,918
Valuation allowance	(1,867)	(1,918)
Total	$—	$—

Product Warranty: The Company’s digital equipment products are sold under various limited warranty arrangements ranging from one year to three years. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products for up to three years, depending on the manufacturers’ individual policies. As of September 30, 2026 and June 30, 2026, the Company has established a warranty reserve of $13,000 and $24,000, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the Company’s aggregate warranty liabilities were as follows for the three months ended September 30, 2026 and the year ended June 30, 2026 (in thousands):

Warranty Liabilities	September 30,	June 30,
($ in Thousands)	2026	2026
Product warranty liability beginning of period	$24	$37
Accruals for warranties issued	—	72
Settlements made	(11)	(85)
Product warranty liability end of the period	$13	$24

Research and Development: The Company incurs costs to develop new products, as well as improve the appeal and functionality of its existing products. Research and development costs are charged to expense when incurred.

Recently Issued Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses.  The standard requires, in the notes of the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

Other pronouncements issued by the FASB with future dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

NOTE 2 — INCOME PER SHARE

Basic income per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted income per share data is computed using the weighted average number of common and potentially dilutive securities outstanding during each period. Potentially dilutive securities consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted income per share is as follows:

Income per share	For the Three Months
(In Thousands except for share	Ended September 30
and per share price)	2026	2025
Numerator:
Net income	$181	$509
Denominator:
Basic Weighted average shares outstanding	9,952,223	9,939,123
Effect of dilutive share-based awards	415,625	293,750
Weighted-average dilutive shares	10,367,848	10,232,873

Net income per share

Basic earnings per share	$0.02	$0.05
Diluted earnings per share	$0.02	$0.05

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

Property and Equipment
($ in Thousands)	September 30,	June 30,
	2026	2026
Production equipment	$357	$357
Leasehold improvements	213	213
Furniture and fixtures	45	45
Computer equipment	72	72
Other equipment	120	120
Total	807	807
Accumulated depreciation	(760)	(756)
Net property and equipment	$47	$51

Property and equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation expense related to property and equipment was $4,000 for the three months ended September 30, 2026 and $3,000 for the three months ended September 30, 2025, all of which was included in general and administrative expense in the consolidated statements of operations.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Useful Lives (in years)
Leasehold improvements	5 or remaining lease term
Furniture and fixtures	5
Production equipment	3 –7
Computer equipment	3
Other equipment	3 –7

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2026 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$775	$195
Patents	20	70	25	45
Trademark	20	78	28	50
		$1,118	$828	$290

NOTE 4 — INTANGIBLE ASSETS (continued)

The following table summarizes the Company’s intangible assets as of  June 30, 2026 (in thousands):

	Amortization
	Period (in	Gross Asset	Accumulated	Net Book
	years)	Cost	Amortization	Value
Customer relations	11	$970	$762	$208
Patents	20	70	24	46
Trademark	20	78	27	51
		$1,118	$813	$305

Amortization expense was $15,000 and $15,000 for the three months ended September 30, 2026 and 2025 respectively, and is included in general and administrative expense.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2026 in each of the years subsequent to September 30, 2026, and thereafter is as follows (amounts in thousands);

2027, balance of the fiscal year	$44
2028	58
2029	58
2030	58
2031	58
Thereafter	14
Total	$290

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

Accrued Expenses	September 30,	June 30,
($ in Thousands)	2026	2026
Employee compensation	$233	$263
Accrued warranty	13	24
Freight	40	36
Sales tax	33	7
Other	16	5
Total	$335	$335

NOTE 6 — STOCKHOLDERS’ EQUITY

In 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of stock-based awards to employees. As of September 30, 2026, the Plan provides for the issuance of up to 1,500,000 stock-based awards. According to the plan, all stock-based awards expire 10 years from date of grant.

The Company recognized compensation expense of approximately $8,000 and $8,000 for stock options during the three months ended September 30, 2026 and 2025 respectively.

A summary of the status of the Company’s stock options as of  September 30, 2026 and changes during the three months ended September 30, 2026 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2026	525,000	$0.66
Granted during the period	—	—
Exercised during the period	—	—
Cancelled during the period	(100,000)	0.65
Balance, September 30, 2026	425,000	$0.66

A summary of the status of the Company’s stock options as of September 30, 2025 and changes during the three months ended September 30, 2025 are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, July 1, 2025	450,000	$0.65
Granted during the period	—	—
Exercised during the period	—	—
Canceled during the period	—	—
Balance, September 30, 2025	450,000	$0.65

The following table summarizes information about outstanding and exercisable stock options at September 30, 2026:

Range of	Number	Number	Wtd. Avg, Life	Wtd. Avg.
Exercise Price	Outstanding	Exercisable	(in years)	Exercise Price
$0.65 - $0.69	425,000	268,750	7.39	$0.65

As authorized by the Board on May 26, 2023, directors may receive their board fees as cash or in shares of the Company’s stock. The Company records director fee expense at the end of each board meeting. During the three months ended September 30, 2026 and 2025, the Company issued 0 and 652 shares, respectively, to the independent directors for director fees earned.

NOTE 7 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers: One customer accounted for 15% of the Company's sales for the three months ended September 30, 2026.  One customer accounted for 12% of the Company’s sales for the three months ended September 30, 2025.  All other customers accounted for less than 10% in both quarters.

At September 30, 2026, two customers accounted for 16% and 10% of accounts receivable. The amount of outstanding receivables related to the two customers was approximately $238,000 and $151,000, respectively.

At June 30, 2026 three customers provided 13%, 13% and 12% of accounts receivable. The amount of outstanding receivables related to the three customers was approximately $186,000, $182,000 and $175,000, respectively.

.

Vendors: For the three months ended September 30, 2026, two vendors accounted for 30% and 23% respectively of the Company’s purchases.  For the three months ended September 30, 2025, two vendors accounted for 22% and 17%, respectively, of the Company’s purchases.

NOTE 8 — LEASE COMMITMENTS AND CONTINGENCIES

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

The Company’s executive office and warehouse lease agreements are classified as operating leases. The office lease agreement, as amended, expires on  January 31, 2030, and does not include any renewal options. The Whittier, CA warehouse lease agreement commenced on  February 1, 2025, and expires on January 31, 2028, and does not include any renewal options. The agreements provide for initial monthly base amounts plus annual escalations through the term of the leases.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay a portion of real estate taxes and common operating expenses during the lease terms.

NOTE 8 — LEASE COMMITMENTS AND CONTINGENCIES (continued)

The Company’s operating lease expense was $79,000 and $79,000 for the three months ended September 30, 2026 and 2025, respectively.

Future minimum lease payments at September 30, 2026 under these arrangements are as follows:

Operating leases	Total
($ in Thousands)	Payments
2027, balance of the fiscal year	$246
2028	303
2029	266
2030	158
Total future minimum lease payments	973
Less imputed interest	(116)
Present value of operating lease payments	$857

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2026:

Assets	(in thousands)
ROU assets-net	$794

Liabilities
Current operating lease liabilities	$269
Long-term operating lease liabilities	588
Total lease liabilities	$857

The Company’s weighted average remaining lease term for its operating leases is 3.11 years using a weighted average discount rate of 8.44%.

Legal Matters: From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no significant legal proceedings pending to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 9—SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance.  The Company and the Company's chief operating decision maker view the Company's operations and manage its business in one operating segment, which is the business of identifying, developing and manufacturing products to meet the needs of the cinema market.  The CODM, who is the President, manages and allocates resources to the operations of the Company on a consolidated basis.  The Company's measure of segment profit or loss is currently a net income.  Managing and allocating resources on a consolidated basis enables the President to assess the overall level of resources available and how to best deploy those resources across functions that are in line with the Company's long-term company-wide strategic goals.  Consistent with this decision-making process, the President uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.  Operating expenses are used to monitor budget versus actual results.  The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.  In addition, substantially all of the Company's revenue was generated in the United States and substantially all of the Company's long-lived assets reside in the United States. General and administrative expenses reflected a net credit for the quarter, primarily due to a favorable adjustment to the allowance for credit losses related to accounts receivable.

($ in Thousands)	Quarter Ended
	September 30,
	2026	2025
Revenue	$6,094	$5,582
Cost of Sales	4,622	3,908
Gross Margin	1,472	1,674
Segment operating expenses:
Payroll and related	953	927
Marketing	79	32
G&A	(18)	72
Compliance	200	204
Occupancy	157	141
Overhead	(67)	(52)
Total segment operating expenses	1,305	1,324
Interest and other income	(14)	(159)
Net Income	$181	$509

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated events from October 1, 2026 through November 13, 2026, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2026 and in our other filings with the SEC, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

Ability to Maintain Gross Margins. Our gross margins have been and are expected to continue to be affected by a variety of factors, including competition, the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of components and assembly and test service costs and inventory write downs, if any. Our goal is to strive to maintain gross profits for products that may have a declining average selling price by continuing to focus on increased sales volume and looking to reduce operating costs. Decreases in average selling prices are primarily driven by competition and by reduced demand for products that face potential or actual technological obsolescence. We also focus on managing our inventory to reduce our overall exposure to price erosion. In addition, we seek to introduce new products and services with higher gross margins to offset the potential effect of price erosion on other lines of products. For example, we have recently productized and began marketing a new system which combines full compliance with the Americans with Disabilities Act with a multi-language capability. We expect this system will have higher margins than a substantial number of existing products we offer. In addition, we expect our offerings of Direct View LED screens to also carry significantly higher margins.

Trade disputes could have a material adverse impact on our business, financial condition, liquidity and results of operations. Trade disputes can lead to the implementation of tariffs on products or on commodities that we use in our operations which could cause significant fluctuations in prices and have a material adverse effect on our operations and financial results. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. A series of executive orders issued in March and April of 2025 proposed significant changes to U.S. trade policy, including a baseline 10% tariff on a broad range of imported goods, unless replaced by higher country-specific rates. These actions have prompted actual or threatened retaliatory measures against U.S. exports. However, there is currently significant uncertainty about potential trade actions or how they may affect our business. We cannot predict the impact that future trade policy or the terms of any negotiated trade agreements may have on our business or on our industry.

Fluctuations in Revenues and Earnings. Both the sales cycle and the contract fulfillment cycle are dependent on a number of factors from our customers that are beyond our control. Accordingly, backlog, the conversion of backlog into revenue and related earnings may fluctuate from quarter to quarter depending on our customers’ particular requirements, which can sometimes change between the initial signing of a contract and its ultimate fulfillment.

Cost of goods sold

Cost of goods sold includes the cost of products or components that we purchase from third-party manufacturers plus assembly and packaging labor costs for these third-parties or in-house designed products. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking relatively small amounts of inventory at any given time, except for periodic strategic purchases.

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

Results of Operations

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Sales

Three Months Ended September 30,
(in 000’s)
2026	2025
$6,094	$5,582

Net sales increased by 9.2% to $6.094 million for the three months ended September 30, 2026 from $5.582 million for the three months ended September 30, 2025 primarily due to sales opportunities that were realized sooner than originally planned.

Gross Profit

Three Months Ended September 30,
(in 000’s)
2026	2025
$1,472	$1,674

Gross profit dollars decreased by $0.202 million or 12.1% to $1.472 million for the three months ended September 30, 2026 from $1.674 million for the three months ended September 30, 2025. As a percentage of total revenues, gross profit percentage decreased to 24.1% from 30.0% due to lower sales of high margin cinema accessories products and higher costs on selected other accessories.

Research and Development

Three Months Ended September 30,
(in 000’s)
2026	2025
$45	$48

Research and development expenses decreased by $0.003 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease is deemed immaterial.

Selling, General and Administrative Expense

Three Months Ended September 30,
(in 000’s)
2026	2025
$1,260	$1,276

Selling, general and administrative expenses decreased by $0.016 million, or 1.3%, for the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The net decrease primarily reflected an aggregate reduction of $0.199 million in general and administrative expenses related to credit losses, wages and benefits, travel and legal fees, partially offset by a $0.183 million increase in selling expenses associated with the addition of the DCS product line. The increase in selling expenses consisted of higher wages and benefits, travel expenses, trade show expenses and consulting fees.

Other Income

Three Months Ended September 30,
(in 000’s)
2026	2025
$14	$159

Other Income was $0.014 million for the three months ended September 30, 2026 compared to Other Income of $0.159 million for the three months ended September 30, 2025 or a decrease of $0.145 million. The Other Income decrease in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was predominantly due to a gain on extinguishment of payables in the 2025 period that was not repeated in 2026.

Net Income

Three Months Ended September 30,
(in 000’s)
2026	2025
$181	$509

Net income was $0.181 million for the three months ended September 30, 2026 compared to net income of $0.509 million for the three months ended September 30, 2025.  The reduction in net income was predominantly the result of a lower gross margin.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and financing activities. We believe that our existing sources of liquidity, including cash and operating cash flow, will be sufficient to fund our operations and to meet our projected capital needs for a period of at least 12 months from the date the condensed consolidated financial statements are available to be issued. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability of borrowings to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

The cash balance at September 30, 2026 was approximately $5.687 million, as compared to $3.193 million at June 30, 2026.  The $2.494 million increase was largely due to the Company managing the timing of payments of accounts payable and cash collected from customers for deposits against future work.   Management has increased efforts to maximize the Company's cash position through increased emphasis on payment timing.

Cash Flows from Operating Activities

Cash provided by operating activities was positive $2.494 million for the three-month period ended September 30, 2026 compared to a negative $0.167 million for the three-month period ended September 30, 2025 predominantly because of the management of payment timing of accounts payable and the collection of customer deposits discussed above.

Cash Flows from Investing Activities

For both of the three-month periods ended September 30, 2026 and 2025 there were no cash flows from investing activities.

Cash Flows from Financing Activities

For both of the three-month periods ended September 30, 2026 and 2025 there were no cash flows from financing activities.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2026 Form 10-K. There have been no material changes during the three months ended September 30, 2026 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective at September 30, 2026 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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
101.INS*

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: November 13, 2026

	By:	/s/ Bart Bedard
	Name:	Bart Bedard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)